Form 10-Q
period 1998-06-30
KMC TELECOM HOLDINGS INC
filed 1998-08-14
CIK 1059851

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------

                                  FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                           OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------- to ----------------

COMMISSION FILE NUMBER:  333-50475

                          KMC TELECOM HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                    22-3545325
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                          1545 ROUTE 206, SUITE 300
                         BEDMINSTER, NEW JERSEY 07921
        (Address, including zip code, of principal executive offices)

                                (908) 470-2100
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X ] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                         OUTSTANDING
          -----                                         -----------

      Common Stock, par value $0.01                     837,876 shares,
      per share.                                        as of August 10, 1998

                          KMC TELECOM HOLDINGS, INC.

                                    INDEX



PART I.  FINANCIAL INFORMATION                                          PAGE NO.

ITEM 1. Financial Statements

        Unaudited Condensed Consolidated Balance Sheets,
        December 31, 1997 and June 30, 1998............................   2

        Unaudited Condensed Consolidated Statements of Operations,
         Three Months Ended June 30, 1997 and 1998 and Six Months
         Ended June 30, 1997 and 1998..................................   3

        Unaudited Condensed Consolidated Statements of Cash Flows,
         Six Months Ended June 30, 1997 and 1998.......................   4

        Notes to Unaudited Condensed Consolidated
         Financial Statements..........................................   5

ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....  11


PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings..............................................  12

ITEM 2. Changes in Securities and Use of Proceeds......................  12

ITEM 3. Defaults Upon Senior Securities................................  12

ITEM 4. Submission of Matters to a Vote of Security Holders............  12

ITEM 5. Other Information..............................................  12

ITEM 6. Exhibits and Reports on Form 8-K...............................  12

SIGNATURES.............................................................  13

                        PART I - FINANCIAL INFORMATION

                          KMC TELECOM HOLDINGS, INC.

               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                       DECEMBER 31,     JUNE 30,
                                                          1997            1998
                                                       -----------     ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................    $ 15,553     $ 41,613
  Accounts receivable, net of allowance for doubtful
    accounts..........................................       1,318        3,438
  Prepaid expenses and other current assets...........         489          896
                                                          --------    ---------
Total current assets..................................      17,360       45,947
Investments held for future capital expenditures......           -      153,500
Networks and equipment, net...........................      71,371      119,640
Intangible assets, net................................       2,655        3,723
Deferred financing costs, net.........................       4,196       15,280
Other assets..........................................         361        5,653
                                                          --------    ---------
                                                           $95,943     $343,743
                                                          ========    =========

LIABILITIES AND REDEEMABLE AND NONREDEEMABLE EQUITY
Current liabilities:
  Accounts payable....................................     $ 5,513     $ 29,724
  Accrued expenses....................................       8,128        8,194
  Due to affiliates...................................          47            -
                                                           -------      -------
Total current liabilities.............................      13,688       37,918
Notes payable.........................................      51,277       40,476
Subordinated notes payable............................      10,000            -
Senior discount notes payable.........................           -      252,419
                                                           -------      -------
Total liabilities.....................................      74,965      330,813
Redeemable equity:
  Redeemable  cumulative  convertible  preferred
   stock, par value $.01 per share 498,800 shares
   authorized; shares issued and outstanding:
    Series A, 123,800 shares in 1997 and 1998.........      18,879       25,466
    Series C, 150,000 shares in 1997 and 175,000
      shares in 1998..................................      14,667       19,438
    Series D, 25,000 shares in 1997 and 0 shares in
      1998............................................       2,379            -
  Redeemable common stock, shares issued and
    outstanding: 132,773 in 1997 and 224,041 in 1998..      11,187       21,604
  Redeemable common stock warrants....................         539          610
                                                         ---------     --------
Total redeemable equity...............................      47,651       67,118
                                                         ---------     --------
Nonredeemable equity (deficiency):
  Common stock, par value  $.01 per share; 3,000,000
    shares authorized, 613,835 shares issued and
    outstanding.......................................           6            6
  Additional paid-in capital..........................      15,374       20,817
  Unearned compensation...............................      (6,521)      (5,883)
  Accumulated deficit.................................     (35,532)     (69,128)
                                                         ----------   ---------
Total nonredeemable equity (deficiency)...............     (26,673)     (54,188)
                                                         ----------   ---------
                                                           $95,943     $343,743
                                                        ===========   =========

                           See accompanying notes.

                          KMC TELECOM HOLDINGS, INC.

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                              JUNE 30,                   JUNE 30,
                                       -----------------------   -----------------------
                                          1997        1998          1997        1998
                                       ----------- -----------   ----------- -----------
Revenue ............................   $     388    $   4,545    $     513    $   7,338
Operating expenses:
  Network operating costs ..........         792        8,103        1,063       13,919
  Selling, general and
    administrative..................       2,102        5,747        3,565        9,220
  Stock option compensation expense           66        5,097          132        6,196
  Depreciation and amortization ....         151        1,063          286        2,056
                                       ---------    ---------    ---------    ---------
    Total operating expenses .......       3,111       20,010        5,046       31,391
                                       ---------    ---------    ---------    ---------
Loss from operations ...............      (2,723)     (15,465)      (4,533)     (24,053)
Interest expense, net ..............         314        5,168          477        9,544
                                       ---------    ---------    ---------    ---------
Net loss ...........................      (3,037)     (20,633)      (5,010)     (33,597)
Dividends and accretion on
  redeemable preferred stock .......      (1,470)      (6,687)      (1,634)     (10,040)
                                       ---------    ---------    ---------    ---------
Net loss applicable to common
  shareholders......................   $  (4,507)   $ (27,320)   $  (6,644)   $ (43,637)
                                       =========    =========    =========    =========
Net loss per common share ..........   $   (7.51)   $  (32.61)   $  (11.07)   $  (52.71)
                                       =========    =========    =========    =========
Weighted average number of common
  shares outstanding ...............     600,000      837,876      600,000      827,827
                                       =========    =========    =========    =========

                           See accompanying notes.

                          KMC TELECOM HOLDINGS, INC.

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                         -----------------------
                                                            1997         1998
                                                         ----------- -----------
OPERATING ACTIVITIES
Net loss..............................................     $(5,010)   $ (33,597)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.......................         286        2,056
  Non-cash interest expense...........................          69       14,142
  Non-cash stock option compensation expense..........         132        6,196
  Changes in assets and liabilities:
    Accounts receivable...............................        (101)      (2,120)
    Prepaid expenses and other current assets.........        (426)        (407)
    Other assets......................................           3         (292)
    Accounts payable..................................      (1,052)      (3,889)
    Accrued expenses..................................         811          697
    Due to affiliates.................................         (45)         (47)
                                                         ----------- -----------
Net cash used in operating activities.................      (5,333)     (17,261)
                                                         ----------- -----------

INVESTING ACTIVITIES
Construction of networks and purchases of equipment...      (8,897)     (22,081)
Acquisitions of franchises, authorizations and
  related assets......................................      (1,635)      (1,212)
Deposit on purchase of equipment......................            -      (5,000)
Purchases of investments, net.........................            -    (153,500)
                                                         ----------- -----------
Net cash used in investing activities.................     (10,532)    (181,793)
                                                         ----------- -----------

FINANCING ACTIVITIES
Proceeds from notes payable...........................      16,909            -
Repayment of notes payable............................            -     (20,801)
Proceeds from issuance of common stock................            -      10,000
Proceeds from issuance of senior discount notes and
  warrants, net of issuance costs of $13.5 million....            -     236,507
Dividends on preferred stock of subsidiary............            -        (592)
                                                         ----------- -----------
Net cash provided by financing activities.............      16,909      225,114
                                                         ----------- -----------
Net increase in cash and cash equivalents.............       1,044       26,060
Cash and cash equivalents, beginning of period........       1,487       15,553
                                                         ----------- -----------
Cash and cash equivalents, end of period..............     $ 2,531    $  41,613
                                                         =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of
  amounts capitalized.................................     $   186    $   2,200
                                                         =========== ===========

                                  See accompanying notes.

                          KMC TELECOM HOLDINGS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998


1. BASIS OF PRESENTATION AND ORGANIZATION

     KMC Telecom Holdings, Inc. ("KMC Holdings") and its subsidiaries, KMC Telecom Inc. ("KMC Telecom"), KMC Telecom II, Inc. ("KMC Telecom II") and KMC Telecom of Virginia, Inc. are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the financial statements and notes thereto of KMC Telecom Holdings, Inc. and Predecessors as of and for the year ended December 31, 1997.

      The unaudited interim financial statements reflect all adjustments which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

      The balance sheet of KMC Telecom Holdings, Inc. at December 31, 1997 was derived from the audited consolidated balance sheet at that date.

2. INVESTMENTS HELD FOR FUTURE CAPITAL EXPENDITURES

     The Company has designated a portion of the proceeds from the Senior Discount Notes offering (See Note 6) as investments held for future capital expenditures. As of June 30, 1998, the Company's investments held for future capital expenditures consisted of cash equivalents (bank term deposits and commercial paper with maturities of less than 90 days) of $113.5 million and debt securities (US government obligations and commercial bonds due within 1 year) of $40.0 million. All debt securities have been designated by the Company as held-to-maturity. Accordingly, such securities are recorded in the accompanying June 30, 1998 financial statements at amortized cost. At June 30, 1998, the carrying value of such held-to-maturity debt securities approximated their fair value.

3. NETWORKS AND EQUIPMENT

      Networks and equipment are comprised of the following (in thousands):

                                                     DECEMBER         JUNE 30,
                                                     31, 1997           1998
                                                     ----------      -----------
Fiber optic systems..............................     $20,484        $  24,838
Telecommunications equipment.....................      27,406           46,291
Furniture and fixtures and other.................       1,518            4,370
Leasehold improvements...........................         792              990
Construction-in-progress.........................      23,555           47,460
                                                     ----------      -----------

                                                       73,755          123,949
Less accumulated depreciation....................      (2,384)          (4,309)
                                                     ----------      -----------

                                                      $71,371         $119,640
                                                     ==========      ===========

      Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks for the three months ended June 30, 1997 and 1998 amounted to approximately $142,000 and $1.4 million respectively. For the three months and six months ended June 30, 1998, interest expense is net of interest income of $2.9 million and $5.0 million, respectively.

4. INTANGIBLE ASSETS

     Intangible assets are comprised of the following (in thousands):

                                                       DECEMBER       JUNE 30,
                                                       31, 1997         1998
                                                       ----------     ----------
Franchise costs....................................      $1,342         $1,670
Authorizations and rights-of-ways..................       1,151          1,639
Building access agreements and other...............         567            961
                                                       ----------     ----------
                                                          3,060          4,270
Less accumulated amortization......................        (405)          (547)
                                                       ----------     ----------
                                                         $2,655         $3,723
                                                       ==========     ==========


5. OTHER ASSETS

     At June 30, 1998, other assets includes non-refundable deposits for the purchase of switching equipment aggregating $5,000,000.

6. SENIOR DISCOUNT NOTES

     On January 29, 1998, KMC Holdings sold 460,800 units, each unit consisting of a 12 1/2% senior discount note with a principal amount at maturity of $1,000 due 2008 (the "Senior Discount Notes") and one warrant to purchase .21785 shares of Common Stock of KMC Holdings at an exercise price of $.01 per share. Interest on the Senior Discount Notes will be payable in cash on each February 15 and August 15, commencing August 15, 2003. The Senior Discount Notes are unsubordinated, unsecured indebtedness of KMC Holdings. However, KMC Holdings is a holding company and the Senior Discount Notes will be effectively subordinated to all existing and future liabilities (including trade payables) of the Company's subsidiaries. The gross and net proceeds of the offering were approximately $250.0 million and $236.5 million, respectively. Upon the closing of the offering, the Company used the proceeds as follows: $10.8 million to repay all amounts borrowed by the Company's subsidiary, KMC Telecom II, under an Amended and Restated Loan and Security Agreement with AT&T Commercial Finance Corporation ("AT&T Finance"); $10.1 million to repay all amounts borrowed by the Company's subsidiaries, KMC Telecom and KMC Telecom II, under a subordinated term loan from AT&T Finance (including $100,000 of accrued interest thereon); $5.0 million as a non-refundable down payment for future purchases of switching equipment; and $592,000 to pay dividend arrearages on the Series A Cumulative Convertible Preferred Stock of KMC Telecom. The balance will be used to finance the planned expansion and further development of the Company's networks and to fund operating losses and for the other general corporate purposes. As of June 30, 1998, $153.5 million of the proceeds have been classified as non-current assets, as such amounts have been designated for future capital expenditures.

     The Senior Discount Notes contain covenants that, among other things, restrict the ability of KMC Holdings and its subsidiaries to incur additional indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of subsidiaries, enter into transactions with stockholders or affiliates or, with respect to KMC Holdings, effect a consolidation or merger. However, these limitations are subject to a number of qualifications and exceptions.

     The Senior Discount Notes are "applicable high yield discount obligations" ("AHYDOs"), as defined in the Internal Revenue Code of 1986, as amended, because the yield to maturity of such Senior Discount Notes exceeded the "applicable federal rate" in effect at the time of their issuance (the "AFR") plus five percentage points. Under the rules applicable to AHYDOs, a portion of the original issue discount ("OID") that accrues on the Senior Discount Notes will not be deductible by the Company at any time. The non-deductible portion of the OID will be an amount that bears the same ratio to such OID as (i) the excess of the yield to maturity of the Senior Discount Notes over the AFR plus six percentage points bears to (ii) the yield to maturity of the Senior Discount Notes. To the extent that the non-deductible portion of OID would have been treated as a dividend if it had been distributed with respect to the Company's stock, it generally will be treated as a dividend to holders of the Senior Discount Notes for purposes of the rules relating to the dividends received deduction applicable to corporate holders. Any remaining OID on the Senior Discount Notes will not be deductible by the Company until such OID is paid.

     The warrants may be exercised at any time during the period beginning on the date that is one year after the closing date of the Senior Discount Note offering and ending on January 31, 2008. Warrants that are not exercised by such date will expire. The warrants were recorded at their aggregate fair value of $11 million.

     KMC Telecom's $70.0 million senior line of credit with AT&T Finance restricts the ability of KMC Telecom to pay dividends to, or to pay principal or interest on loans from, KMC Holdings. Such restrictions could adversely affect the Company's liquidity and ability to meet its cash requirements, including its ability to repay the Senior Discount Notes.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION

     By letter dated August 29, 1997, KMC Telecom notified I-Net, Inc. ("I-NET") that KMC Telecom considered I-NET to be in default under a Master Telecommunications System Rollout Agreement dated as of October 1, 1996 (the "I-NET Agreement"), pursuant to which I-NET had agreed to manage construction of telephone systems for KMC Telecom in several cities, including the preparation of design plans and specifications for each system. KMC Telecom considered I-NET to be in default as a result of I-NET's failure to provide design plans and specifications for several systems for which it had agreed to provide such plans and specifications, to properly supervise construction of the systems or to provide personnel with the necessary expertise to manage the projects. By letter dated October 27, 1997, I-NET demanded payment of all amounts it alleged were due under the I-NET Agreement and a related agreement (aggregating $4.1 million) and stated that it would invoke the arbitration provisions under the I-NET Agreement if the parties could not agree as to the amount due and payment terms on or before November 27, 1997. By letter dated December 1, 1997, I-NET extended its deadline for reaching agreement to December 15, 1997. Although the Company and I-NET conducted discussions they were unable to reach an agreement and on February 12, 1998, the Company received a demand for arbitration from Wang Laboratories, Inc. ("Wang"), the successor to I-NET. The demand seeks at least $4.1 million. The Company believes that it has meritorious defenses to Wang's claims and has asserted counterclaims seeking in excess of $2.5 million as a result of I-NET's defaults under the I-NET Agreement. The Company believes that resolution of this matter will not have a material adverse impact on its financial condition. No assurance can be given, however, as to the ultimate resolution of this matter.

PURCHASE COMMITMENTS

     As of June 30, 1998, the Company has outstanding commitments aggregating approximately $48.0 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers.

REDEMPTION RIGHTS

     Pursuant to a stockholders agreement, certain of the Company's stockholders and warrantholders have "put rights" entitling them to have the Company repurchase their preferred and common shares and redeemable common stock warrants for the fair value of such securities if no Liquidity Event (defined as (i) an initial public offering with gross proceeds of at least $40.0 million,
(ii) the sale of  substantially  all of the stock or assets  of the  Company  or
(iii) the merger or consolidation of the Company with one or more other corporations) has taken place by the later of (x) October 22, 2003 or (y) 90 days after the final maturity of the Senior Discount Notes. The restrictive covenants of the Senior Discount Notes limit the Company's ability to repurchase such securities. All of the securities subject to such "put rights" are presented as redeemable equity in the accompanying balance sheets.

     The redeemable preferred stock, redeemable common stock and redeemable common stock warrants are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At June 30, 1998, the aggregate redemption value of the redeemable equity was approximately $140 million, reflecting per share redemption amounts of $630 for the Series A Preferred Stock, $248 for the Series C and D Preferred Stock and $130 for the redeemable common stock and redeemable common stock warrants.

8. NET LOSS PER COMMON SHARE

     The following table sets forth the computation of net loss per common share-basic (in thousands):

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                               -----------------------   -----------------------
                                  1997        1998          1997        1998
                               ----------- -----------   ----------- -----------
Numerator:
  Net loss..................     $(3,037)   $(20,633)      $(5,010)   $(33,597)
  Dividends and accretion
    on redeemable preferred
    stock...................      (1,470)     (6,687)       (1,634)    (10,040)
                               ----------- -----------   ----------- -----------
  Numerator for net loss
    per common share - basic     $(4,507)   $(27,320)      $(6,644)   $(43,637)
                               =========== ===========   =========== ===========

Denominator:
Denominator for net loss
  per common share -
  weighted average number
  of common shares
  outstanding                    600,000     837,876        600,000    827,827
                               =========== ===========   =========== ===========


Net loss per common share -
  basic.....................    $  (7.51)  $  (32.61)     $ (11.07)   $ (52.71)
                               =========== ===========   =========== ===========


     Options and warrants to purchase an aggregate of 182,840 and 251,885 shares of common stock were outstanding as of June 30, 1997 and 1998, respectively, but a computation of diluted net loss per common share has not been presented, as the effect would be anti-dilutive.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q.


RESULTS OF OPERATIONS

     As a result of the development and rapid growth of the Company's business during the periods presented, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

                 THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO
                       THREE MONTHS ENDED JUNE 30, 1997

     REVENUE. Revenue increased from $388,000 for the three months ended June 30, 1997 (the "1997 Second Quarter") to $4.5 million for the three months ended June 30, 1998 (the "1998 Second Quarter"). The increase is primarily attributable to the fact that the Company had eight systems in commercial operation during the 1998 Second Quarter compared to only three systems in commercial operation during the entire 1997 Second Quarter. Two additional systems became commercially operational during the 1997 Second Quarter but did not generate significant revenues during that period. Revenue for the 1997 and 1998 Second Quarters included $200,000 and $3.1 million, respectively, of revenue derived from resale of switched services and an aggregate of $188,000 and $1.4 million, respectively, of revenue derived from on-net special access, private line and switched services.

     NETWORK OPERATING COSTS. Network operating costs increased from $792,000 in the 1997 Second Quarter to $8.1 million in the 1998 Second Quarter. This increase of approximately $7.3 million was due primarily to the increase in the number of systems in commercial operation in the 1998 Second Quarter and the related increases of $3.5 million in costs associated with providing resale services, $1.4 million in personnel costs, $600,000 in consulting and professional services costs, $500,000 in contracted network support costs, and $1.3 million in facilities, travel and other direct operating costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $2.1 million for the 1997 Second Quarter to $5.7 million for the 1998 Second Quarter. This increase of approximately $3.6 million resulted primarily from increases of $2.5 million in personnel costs and $500,000 in professional costs (consisting primarily of legal costs), as well as increases in other marketing and general and administrative costs aggregating approximately $600,000.

     STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, increased from $66,000 in the 1997 Second Quarter to $5.1 million in the 1998 Second Quarter, primarily as a result of an increase in the fair market value of KMC Telecom's common stock and, to a lesser extent, as a result of the greater number of options outstanding during the 1998 Second Quarter.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $151,000 for the 1997 Second Quarter to $1.1 million for the 1998 Second Quarter primarily as a result of depreciation expense associated with the greater number of networks commercially operational during the 1998 Second Quarter.

     INTEREST EXPENSE. Interest expense increased from $314,000 in the 1997 Second Quarter to $5.2 million in the 1998 Second Quarter. The increase resulted primarily from the issuance of the Senior Discount Notes during the first quarter of 1998, which generated interest expense of $8.2 million in the 1998 Second Quarter, as well as the increased expense attributable to the higher level of borrowings under the Company's $70.0 million senior line of credit with AT&T Commercial Finance Corporation (the "AT&T Facility") in the 1998 Second Quarter. The increase was partially offset by $2.9 million of interest income earned on the investment of the unused portion of the proceeds of the Senior Discount Note offering. The Company capitalized interest of $802,000 related to network construction projects during the 1998 Second Quarter.

     NET LOSS. For the reasons stated above, net loss increased from $3.0 million for the 1997 Second Quarter to $20.6 million for the 1998 Second Quarter.

                  SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
                        SIX MONTHS ENDED JUNE 30, 1997

     REVENUE. Revenue increased from $513,000 for the six months ended June 30, 1997 (the "1997 Six Months") to $7.3 million for the six months ended June 30, 1998 (the "1998 Six Months"). This increase is primarily attributable to the fact that for the 1998 Six Months the Company had eight systems in commercial operation during the entire period as compared to the 1997 Six Months when the Company had one system in commercial operation during the entire period and four systems beginning commercial operations at various points during the period. Revenue for the 1997 Six Months and 1998 Six Months included $325,000 and $5.3 million, respectively, of revenue derived from resale of switched services and an aggregate of $188,000 and $2.0 million, respectively, of revenue derived from on-net special access, private line and switched services.

     NETWORK OPERATING COSTS. Network operating costs increased from $1.1 million in the 1997 Six Months to $13.9 million in the 1998 Six Months. This increase of approximately $12.8 million was due primarily to the increase in the number of systems in commercial operation in the 1998 Six Months and the related increases of $5.8 million in costs associated with providing resale services, $3.3 million in personnel costs, $1.0 million in consulting and professional services costs, $1.0 million in contracted network support costs, and $1.7 million in facilities, travel and other direct operating costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $3.6 million in the 1997 Six Months to $9.2 million in the 1998 Six Months. This increase of approximately $5.6 million resulted primarily from increases of $4.0 million in personnel costs and $400,000 in professional costs (consisting primarily of legal costs), as well as increases in other marketing and general and administrative costs aggregating approximately $1.2 million.

     STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, increased from $132,000 in the 1997 Six Months to $6.2 million in the 1998 Six Months, primarily as a result of an increase in the fair market value of KMC Telecom's common stock and, to a lesser extent, as a result of the greater number of options outstanding during the 1998 Six Months.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $286,000 for the 1997 Six Months to $2.1 million for the 1998 Six Months, primarily as a result of depreciation expense associated with the greater number of networks commercially operational during the 1998 Six Months.

     INTEREST EXPENSE. Interest expense increased from $477,000 in the 1997 Six Months to $9.5 million in the 1998 Six Months. This increase resulted primarily from the issuance of the Senior Discount Notes during the first quarter of 1998, which generated interest expense of $13.8 million in the 1998 Six Months, as well as the increased expense attributable to the higher level of borrowings under the AT&T Facility in the 1998 Six Months. This increase was partially offset by $5.0 million of interest income earned on the investment of the unused portion of the proceeds of the Senior Discount Note offering during the 1998 Six Months. The Company capitalized interest of $1.4 million related to network construction projects during the 1998 Six Months.

     NET LOSS. For the reasons stated above, net loss increased from $5.0 million for the 1997 Six Months to $33.6 million for the 1998 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating and net losses as a result of the development and operation of its networks. The Company expects that such losses will continue as the Company emphasizes the development, construction and expansion of its networks and builds its customer base and that cash provided by operations will not be sufficient to fund the expansion of its networks and service capabilities.

     Under the AT&T Facility, the Company may borrow up to an aggregate of $70.0 million for the construction of fiber optic telecommunications networks in certain markets, subject to certain conditions. At June 30, 1998, the Company had $40.5 million of indebtedness outstanding under the AT&T Facility and had $29.5 million in borrowing capacity available under the AT&T Facility, subject to certain conditions. On January 29, 1998, the Company completed an offering of 460,800 units, each unit consisting of one 12 1/2% Senior Discount Note due 2008 with a principal amount at maturity of $1,000 (the "Senior Discount Notes") and one warrant to purchase .21785 shares of Common Stock of the Company at an exercise price of $.01 per share. The net proceeds to the Company from the offering were approximately $236.5 million. The AT&T Facility restricts the ability of KMC Telecom to pay dividends to, or to pay principal or interest on loans from, KMC Holdings. Such restrictions could adversely affect the Company's liquidity and ability to meet its cash requirements, including its ability to repay the Senior Discount Notes.

     Net cash provided by financing activities from borrowings and equity issuances was $225.1 million for the 1998 Six Months. The Company's net cash used in operating and investment activities was $199.1 million for the 1998 Six Months.

     The Company made capital expenditures of $22.1 million in the 1998 Six Months. These capital expenditures were financed from the proceeds of the Senior Discount Note offering. The Company currently plans to make additional capital expenditures of approximately $130.0 million during the remainder of 1998. Continued significant capital expenditures are expected to be made thereafter. The majority of these expenditures are expected to be made for network construction and the purchase of switches and related equipment to facilitate the offering of the Company's services. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond the Company's control, including economic
conditions,   competition,  regulatory  developments  and  the  availability  of capital.

     At June 30, 1998 the Company had outstanding commitments aggregating approximately $48.0 million related to the purchase of fiber optic cable and telecommunications equipment as well as engineering services.

     At June 30, 1998 the Company had cash and cash equivalents and marketable securities of approximately $195.1 million. The Company believes that these funds, together with available cash and borrowings expected to be available under the AT&T Facility, will provide sufficient funds for the Company to expand its business as currently planned and to fund its currently anticipated expenses through the completion of its eight existing networks, the ten new networks currently under construction and expected to be completed by the end of 1998, and the five additional networks expected to be completed in 1999, and to fund its working capital requirements for 1999. Thereafter, the Company will require additional financing. However, in the event that the Company's plans change, the assumptions upon which the Company's plans are based prove inaccurate, the Company expands or accelerates its business plan or the Company determines to consummate additional acquisitions, the foregoing sources of funds may prove to be insufficient to complete all such networks, and the Company may be required to seek additional financing.

YEAR 2000 COMPLIANCE

     The Company believes that its existing software applications are Year 2000 compliant. However, there can be no assurance until the year 2000 occurs that all systems will then function adequately. The Company currently requests that all vendors proposing to provide it with software applications certify that such software is year 2000 compliant. If a proposed vendor were to be unable to certify compliance, the Company will request that the proposed vendor provide it with the vendor's plan for bringing its software application into compliance. The Company will consider that plan in making a decision whether to purchase the software application. If the software applications of the local exchange carriers, long distance carriers or others on whose services the Company depends or with whom the Company's systems interface are not year 2000 compliant, it could affect the Company's systems which would have a material adverse effect on the Company's business.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

ITEM 5.  OTHER INFORMATION.

     Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

      27.         Financial Data Schedule.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13, 1998



                                                   KMC TELECOM HOLDINGS, INC.
                                                         (Registrant)


                                                   By: /s/ Michael A. Sternberg
                                                      --------------------------
                                                   Michael A. Sternberg
                                                   President and Chief Executive
                                                   Officer
                                                   (Principal Executive Officer)


                                                   By: /s/ Cynthia Worthman
                                                      --------------------------
                                                   Cynthia Worthman
                                                   Chief  Financial   Officer,
                                                   Vice President,
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX



NO.             DESCRIPTION

27              Financial Data Schedule