Form 10-Q
period 1998-09-30
KMC TELECOM HOLDINGS INC
filed 1998-11-16
CIK 1059851

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------- to ---------------


COMMISSION FILE NUMBER:  333-50475

                           KMC TELECOM HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                 22-3545325
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                            1545 ROUTE 206, SUITE 300
                          BEDMINSTER, NEW JERSEY 07921
          (Address, including zip code, of principal executive offices)

                                 (908) 470-2100
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                 OUTSTANDING
          -----                                 -----------

    Common Stock, par value $0.01               837,876 shares,
    per share.                                  as of  November 10, 1998

===============================================================================

                           KMC TELECOM HOLDINGS, INC.

                                      INDEX



PART I.       FINANCIAL INFORMATION                                     PAGE NO.
-----------------------------------                                     --------

ITEM 1.    Financial Statements

           Unaudited  Condensed   Consolidated   Balance  Sheets,
           December 31, 1997 and September 30, 1998 ........................  2

           Unaudited   Condensed   Consolidated   Statements   of
           Operations,  Three Months Ended September 30, 1997 and
           1998 and Nine Months Ended September 30, 1997 and 1998 ..........  3

           Unaudited  Condensed  Consolidated  Statements of Cash
           Flows, Nine Months Ended September 30, 1997 and 1998 ............  4

           Notes to Unaudited  Condensed  Consolidated  Financial
           Statements ......................................................  5

ITEM 2.    Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations .............................  9

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk....... 12


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.    Legal Proceedings................................................ 13

ITEM 2.    Changes in Securities and Use of Proceeds........................ 13

ITEM 3.    Defaults Upon Senior Securities.................................. 13

ITEM 4.    Submission of Matters to a Vote of Security Holders.............. 13

ITEM 5.    Other Information................................................ 14

ITEM 6.    Exhibits and Reports on Form 8-K................................. 14

SIGNATURES.................................................................. 15

                  PART I - FINANCIAL INFORMATION

                    KMC TELECOM HOLDINGS, INC.

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)


                                                                                    DECEMBER 31,      SEPTEMBER 30,
                                                                                        1997              1998
                                                                                   ---------------  ------------------
ASSETS
Current assets:
   Cash and cash equivalents....................................................    $      15,553    $         32,290
   Accounts receivable, net of allowance for doubtful accounts..................            1,318               5,259
   Prepaid expenses and other current assets....................................              489                 843
                                                                                   ---------------  ------------------
Total current assets............................................................           17,360              38,392
Investments held for future capital expenditures................................                -              90,000
Networks and equipment, net.....................................................           71,371             157,456
Intangible assets, net..........................................................            2,655               3,410
Deferred financing costs, net...................................................            4,196              14,833
Other assets....................................................................              361               4,000
                                                                                   ---------------  ------------------
                                                                                    $      95,943    $        308,091
                                                                                   ===============  ==================

LIABILITIES AND REDEEMABLE AND NONREDEEMABLE EQUITY
Current liabilities:
   Accounts payable.............................................................    $       5,513   $           2,860
   Accrued expenses.............................................................            8,128              10,868
   Due to affiliates............................................................               47                   -
                                                                                   ---------------  ------------------
Total current liabilities.......................................................           13,688              13,728
Notes payable...................................................................           51,277              40,476
Subordinated notes payable......................................................           10,000                   -
Senior discount notes payable...................................................                -             260,667
                                                                                   ---------------  ------------------
Total liabilities...............................................................           74,965             314,871
Redeemable equity:
  Redeemable  cumulative  convertible  preferred stock, par value $.01 per share
      498,800 shares authorized; shares issued and outstanding:
      Series A, 123,800 shares in 1997 and 1998.................................           18,879              27,928
      Series C, 150,000 shares in 1997 and 175,000 shares in 1998...............           14,667              20,540
      Series D, 25,000 shares in 1997 and 0 shares in 1998......................            2,379                   -
   Redeemable common stock, shares issued and outstanding: 132,773 in 1997 and
      224,041 in 1998...........................................................           11,187              21,954
   Redeemable common stock warrants.............................................              539                 642
                                                                                   ---------------  ------------------
Total redeemable equity.........................................................           47,651              71,064
                                                                                   ---------------  ------------------
Nonredeemable equity (deficiency):
   Common stock, par value  $.01 per share; 3,000,000 shares authorized,
      613,835 shares issued and outstanding.....................................               6                   6
   Additional paid-in capital...................................................          15,374              17,696
   Unearned compensation........................................................          (6,521)             (6,311)
   Accumulated deficit..........................................................         (35,532)            (89,235)
                                                                                   ---------------  ------------------
Total nonredeemable equity (deficiency).........................................         (26,673)            (77,844)
                                                                                   ---------------  ------------------
                                                                                    $     95,943     $       308,091
                                                                                   ===============  ==================


                     See accompanying notes.

                    KMC TELECOM HOLDINGS, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                        ----------------------------------  ---------------------------------
                                                             1997              1998              1997              1998
                                                        ----------------  ----------------  ----------------  ---------------
Revenue..............................................    $       1,045     $       6,250    $        1,558     $     13,588
Operating expenses:
   Network operating costs...........................            2,501            10,658             3,564           24,577
   Selling, general and administrative...............            2,041             6,081             5,606           15,301
   Stock option compensation expense.................              508               398               640            6,594
   Depreciation and amortization.....................            1,361             3,142             1,647            5,198
                                                        ----------------  ----------------  ----------------  ---------------
      Total operating expenses.......................            6,411            20,279            11,457           51,670
                                                        ----------------  ----------------  ----------------  ---------------
Loss from operations.................................           (5,366)          (14,029)           (9,899)         (38,082)
Interest expense, net................................              449             6,077               926           15,621
                                                        ----------------  ----------------  ----------------  ---------------
Net loss.............................................    $      (5,815)    $      20,106)   $      (10,825)    $    (53,703)
Dividends and accretion on redeemable preferred stock             (947)           (4,117)           (2,581)         (14,157)
                                                        ----------------  ----------------  ----------------  ---------------
Net loss applicable to common shareholders...........    $      (6,762)    $     (24,223)   $      (13,406)    $    (67,860)
                                                        ================  ================  ================  ===============
Net loss per common share............................    $      (11.01)    $      (28.91)   $       (22.16)    $     (81.94)
                                                        ================  ================  ================  ===============
Weighted average number of common shares outstanding.          614,342           837,876           604,833          828,181
                                                        ================  ================  ================  ===============



                     See accompanying notes.

                    KMC TELECOM HOLDINGS, INC.

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   ---------------------------------
                                                                                        1997             1998
                                                                                   ---------------  ----------------
OPERATING ACTIVITIES
Net loss........................................................................   $     (10,825)   $      (53,703)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization................................................           1,647             5,198
   Non-cash interest expense....................................................              50            22,774
   Non-cash stock option compensation expense...................................             640             6,593
  Changes in assets and liabilities:
      Accounts receivable.......................................................            (472)           (3,941)
      Prepaid expenses and other current assets.................................            (249)             (354)
      Other assets..............................................................             (15)             (584)
      Accounts payable..........................................................          (2,564)           (2,653)
      Accrued expenses..........................................................            2,959            3,571
      Due to affiliates.........................................................             (59)              (47)
                                                                                   ---------------  ----------------
Net cash used in operating activities...........................................          (8,888)          (23,146)
                                                                                   ---------------  ----------------

INVESTING ACTIVITIES
Construction of networks and purchases of equipment.............................         (22,363)          (90,938)
Acquisitions of franchises, authorizations and related assets...................          (2,312)           (1,100)
Deposit on purchase of equipment................................................          (5,000)           (3,055)
Purchases of investments, net...................................................                -          (90,000)
                                                                                   ---------------  ----------------
Net cash used in investing activities...........................................         (29,675)         (185,093)
                                                                                   ---------------  ----------------

FINANCING ACTIVITIES
Proceeds from notes payable.....................................................          40,848                  -
Repayment of notes payable......................................................                -          (20,801)
Proceeds from issuance of common stock..........................................           9,301            10,000
Proceeds from issuance of senior discount notes and warrants, net of issuance
   costs of $13.6 million.......................................................                -          236,369
Dividends on preferred stock of subsidiary......................................                -             (592)
                                                                                   ---------------  ----------------
Net cash provided by financing activities.......................................          50,149           224,976
                                                                                   ---------------  ----------------

Net increase in cash and cash equivalents.......................................          11,586            16,737
Cash and cash equivalents, beginning of period..................................           1,487            15,553
                                                                                   ---------------  ----------------
Cash and cash equivalents, end of period........................................   $      13,073    $       32,290
                                                                                   ===============  ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of amounts capitalized...........    $         435    $        3,274
                                                                                   ===============  ================

                     See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

2. INVESTMENTS HELD FOR FUTURE CAPITAL EXPENDITURES

         The Company has designated a portion of the proceeds from the Senior Discount Notes offering (See Note 6) as investments held for future capital expenditures. As of September 30, 1998, the Company's investments held for future capital expenditures consisted of cash equivalents (bank term deposits and commercial paper with maturities of less than 90 days) of $44.7 million and debt securities (US government obligations and commercial bonds due within 1 year) of $45.3 million. All debt securities have been designated by the Company as held-to-maturity. Accordingly, such securities are recorded in the accompanying September 30, 1998 financial statements at amortized cost. At September 30, 1998, the carrying value of such held-to-maturity debt securities approximated their fair value.

3. NETWORKS AND EQUIPMENT

         Networks and equipment are comprised of the following (in thousands):

                                                 DECEMBER 31,     SEPTEMBER 30,
                                                     1997             1998
                                                 ------------     -------------
Fiber optic systems...........................   $    20,484        $  40,009
Telecommunications equipment..................        27,406           53,001
Furniture and fixtures and other..............         1,518            6,492
Leasehold improvements........................           792            1,011
Construction-in-progress......................        23,555           64,180
                                                 ------------     -------------
                                                      73,755          164,693
Less accumulated depreciation.................        (2,384)          (7,237)
                                                 ------------     -------------
                                                 $    71,371        $ 157,456
                                                 ============     =============


         Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks for the three months ended September 30, 1997 and 1998 amounted to approximately $103,000 and $1.5 million respectively, and for the nine months ended September 30, 1997 and 1998 amounted to $251,000 and $2.9 million respectively. For the three months and nine months ended September 30, 1998, interest expense is net of interest income of $2.4 million and $7.4 million, respectively.

4. INTANGIBLE ASSETS

     Intangible assets are comprised of the following (in thousands):

                                             DECEMBER 31,       SEPTEMBER 30,
                                                 1997               1998
                                            ----------------  -----------------
Franchise costs...........................   $       1,342     $        1,673
Authorizations and rights-of-ways.........           1,151              1,468
Building access agreements and other......             567              1,019
                                            ----------------  -----------------
                                                     3,060              4,160
Less accumulated amortization.............            (405)              (750)
                                            ----------------  -----------------
                                             $       2,655  $           3,410
                                            ================  =================

5. OTHER ASSETS

        At September 30, 1998, other assets include non-refundable deposits for the purchase of switching equipment aggregating $3,055,000.

6. SENIOR DISCOUNT NOTES

         On January 29, 1998, KMC Holdings sold 460,800 units, each unit consisting of a 12 1/2% senior discount note with a principal amount at maturity of $1,000 due 2008 (the "Senior Discount Notes") and one warrant to purchase
 .21785 shares of Common Stock of KMC Holdings at an exercise price of $.01 per share. Interest on the Senior Discount Notes will be payable in cash on each February 15 and August 15, commencing August 15, 2003. The Senior Discount Notes are unsubordinated, unsecured indebtedness of KMC Holdings. However, KMC Holdings is a holding company and the Senior Discount Notes will be effectively subordinated to all existing and future liabilities (including trade payables) of the Company's subsidiaries. The gross and net proceeds of the offering were approximately $250.0 million and $236.4 million, respectively. Upon the closing of the offering, the Company used the proceeds as follows: $10.8 million to repay all amounts borrowed by the Company's subsidiary, KMC Telecom II, under an Amended and Restated Loan and Security Agreement with AT&T Commercial Finance Corporation ("AT&T Finance"); $10.1 million to repay all amounts borrowed by the Company's subsidiaries, KMC Telecom and KMC Telecom II, under a subordinated term loan from AT&T Finance (including $100,000 of accrued interest thereon); $5.0 million as a non-refundable down payment for future purchases of switching equipment; and $592,000 to pay dividend arrearages on the Series A Cumulative Convertible Preferred Stock of KMC Telecom. The balance will be used to finance the planned expansion and further development of the Company's networks and to fund operating losses and for other general corporate purposes. As of September 30, 1998, $90 million of the proceeds have been classified as non-current assets, as such amounts have been designated for future capital expenditures.

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

         KMC Telecom's $70.0 million senior line of credit with AT&T Finance (the "AT&T Facility") restricts the ability of KMC Telecom to pay dividends to, or to pay principal or interest on loans from, KMC Holdings. Such restrictions could adversely affect the Company's liquidity and ability to meet its cash requirements, including its ability to repay the Senior Discount Notes.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION

         By letter dated August 29, 1997, KMC Telecom notified I-Net, Inc. ("I-NET") that KMC Telecom considered I-NET to be in default under a Master Telecommunications System Rollout Agreement dated as of October 1, 1996 (the "I-NET Agreement"), pursuant to which I-NET had agreed to manage construction of telephone systems for KMC Telecom in several cities, including the preparation of design plans and specifications for each system. KMC Telecom considered I-NET to be in default as a result of I-NET's failure to provide design plans and specifications for several systems for which it had agreed to provide such plans and specifications, to properly supervise construction of the systems or to provide personnel with the necessary expertise to manage the projects. By letter dated October 27, 1997, I-NET demanded payment of all amounts it alleged were due under the I-NET Agreement and a related agreement (aggregating $4.1 million) and stated that it would invoke the arbitration provisions under the I-NET Agreement if the parties could not agree as to the amount due and payment terms on or before November 27, 1997. By letter dated December 1, 1997, I-NET extended its deadline for reaching agreement to December 15, 1997. Although the Company and I-NET conducted discussions they were unable to reach an agreement and on
February 12, 1998, the Company received a demand for arbitration from Wang Laboratories, Inc. ("Wang"), the successor to I-NET. The demand seeks at least $4.1 million. The Company believes that it has meritorious defenses to Wang's claims and has asserted counterclaims seeking in excess of $2.5 million as a result of I-NET's defaults under the I-NET Agreement. The arbitration proceedings are currently under way. The Company believes that resolution of this matter will not have a material adverse impact on its financial condition. No assurance can be given, however, as to the ultimate resolution of this matter.

PURCHASE COMMITMENTS

         As of September 30, 1998, the Company has outstanding commitments aggregating approximately $41.2 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers.

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

         The redeemable preferred stock, redeemable common stock and redeemable common stock warrants are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At September 30, 1998, the aggregate redemption value of the redeemable equity was approximately $152 million, reflecting per share redemption amounts of $630 for the Series A Preferred Stock, $248 for the Series C Preferred Stock and $130 for the redeemable common stock and redeemable common stock warrants.

8. NET LOSS PER COMMON SHARE

         The following table sets forth the computation of net loss per common share-basic (in thousands):

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                             ---------------------------  ---------------------------
                                                 1997           1998           1997           1998
                                             ------------  -------------  -------------  ------------
Numerator:
   Net loss...............................    $  (5,815)    $  (20,106)      $(10,825)     $(53,703)
   Dividends and accretion on redeemable
      preferred stock.....................         (947)        (4,117)        (2,581)      (14,157)
                                             ------------  -------------  -------------  ------------
   Numerator for net loss per common
      share - basic.......................    $  (6,762)    $  (24,223)      $(13,406)     $(67,860)
                                             ============  =============  =============  ============
Denominator:

Denominator for net loss per common share
   - weighted average number of common
   shares outstanding.....................      614,342        837,876        604,833       828,181
                                             ============  =============  =============  ============

Net loss per common share - basic.........    $  (11.01)    $   (28.91)      $ (22.16)     $ (81.94)
                                             ============  =============  =============  ============

    Options and warrants to purchase an aggregate of 209,768 and 373,135 shares of common stock were outstanding as of September 30, 1997 and 1998, respectively, but a computation of diluted net loss per common share has not been presented, as the effect would be anti-dilutive.

9. STOCK OPTION GRANTS

    The Company was formed as a holding company in September 1997. Prior to the establishment of the present holding company structure, during 1996 and 1997, KMC Telecom (now the Company's principal operating subsidiary) granted options to purchase shares of its common stock, par value $.01 per share ("KMC Telecom Common Stock"), to employees pursuant to the KMC Telecom Stock Option Plan.

    In order to reflect the establishment of the Company's holding company structure, on June 26, 1998, the Board of Directors of the Company adopted, effective upon stockholder approval, a new stock option plan, the KMC Holdings Stock Option Plan, which authorizes the grant of options to purchase Common Stock of the Company. The KMC Holdings Stock Option Plan was approved by the stockholders of the Company, by unanimous written consent, effective July 15, 1998. In September 1998, the Company replaced the options to purchase KMC Telecom Common Stock previously granted under the KMC Telecom Stock Option Plan with options to purchase Common Stock of the Company granted under the KMC Holdings Stock Option Plan and granted options to additional employees of the Company under the KMC Holdings Stock Option Plan. The options for Common Stock of the Company granted under the KMC Holdings Stock Option Plan entitle the recipients to purchase an aggregate of 262,750 shares of Common Stock of the Company at an average exercise price of $26.00 per share.

     For the three months ended September 30 1998, KMC Telecom recorded charges to stock option compensation of $1.0 million related to options outstanding under the KMC Telecom Stock Option Plan through the date of termination of such options. In connection with the issuance of options under the KMC Holdings Stock Option Plan and the termination of options previously issued under the KMC Telecom Stock Option Plan, as described above, in September 1998 the Company recorded a charge of $20.7 million to stock option compensation expense, while KMC Telecom recorded a credit to stock option compensation expense of $21.3 million. This net credit of approximately $600,000, when applied to the $1.0 million in charges to stock option compensation recorded by KMC Telecom for the three months ended September 30, 1998, reduced the Company's stock option compensation expense for the third quarter to the $398,000 reflected in the unaudited condensed consolidated statement of operations for the period. Based upon the provisions of the options granted under the KMC Holdings Stock Option Plan, the Company will continue to recognize non-cash compensation expense over the vesting period of such options, with future charges/credits to stock compensation expense reflecting future increases/decreases in the fair market value of the Company's Common Stock.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              -------------------------------------------------

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

                THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUE. Revenue increased from $1.0 million for the three months ended September 30, 1997 (the "1997 Third Quarter") to $6.3 million for the three months ended September 30, 1998 (the "1998 Third Quarter"). This increase is primarily attributable to the fact that the Company had eight systems in commercial operation during the entire 1998 Third Quarter, as well as three additional systems which became commercially operational during this period, compared to only five systems in commercial operation during the entire 1997 Third Quarter, with two additional systems becoming commercially operational during such period. Revenue for the 1997 and 1998 Third Quarters included $700,000 and $4.2 million, respectively, of revenue derived from resale of switched services and an aggregate of $300,000 and $2.1 million, respectively, of revenue derived from on-net special access, private line and switched services.

         NETWORK OPERATING COSTS. Network operating costs increased from $2.5 million in the 1997 Third Quarter to $10.7 million in the 1998 Third Quarter. This increase of approximately $8.2 million was due primarily to the increase in the number of systems in commercial operation in the 1998 Third Quarter and the related increases of $3.4 million in costs associated with providing resale services, $2.7 million in personnel costs, $900,000 in contracted network support costs, and $1.2 million in facilities, travel and other direct operating costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $2.0 million for the 1997 Third Quarter to $6.1 million for the 1998 Third Quarter. This increase of approximately $4.1 million resulted primarily from increases of $2.3 million in personnel costs and $500,000 in professional costs (consisting primarily of legal costs), as well as increases in other marketing and general and administrative costs aggregating approximately $1.3 million.

         STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, decreased from $508,000 in the 1997 Third Quarter to $398,000 in the 1998 Third Quarter. This decrease resulted form a combination of an increase in charges to stock option compensation expense related to an increase in the fair market value of the Company's common stock and, to a lesser extent, as a result of the greater number of options outstanding during the 1998 Nine Months, which were partially offset by the effects of the restructuring of the Company's stock option plans, as discussed below.

         In September 1998, the Company replaced the options to purchase KMC Telecom Common Stock previously granted under the KMC Telecom Stock Option Plan with options to purchase KMC Holdings Common Stock granted under the KMC Holdings Stock Option Plan and granted options to additional employees of the Company under the KMC Holdings Stock Option Plan. The options for Common Stock of the Company granted under the KMC Holdings Stock Option Plan entitle the recipients to purchase an aggregate of 262,750 shares of the Company's Common Stock at an average exercise price of $26.00 per share.

         For the three months ended September 30 1998, KMC Telecom recorded charges to stock option compensation of $1.0 million related to options outstanding under the KMC Telecom Stock Option Plan through the date of termination of such options. In connection with the issuance of options under the KMC Holdings Stock Option Plan and the termination of options previously issued under the KMC Telecom Stock Option Plan, in September 1998 KMC Telecom Holdings recorded a charge of $20.7 million to stock option compensation expense while KMC Telecom recorded a credit to stock option compensation expense of $21.3 million. This net credit of approximately $600,000, when applied to the $1.0 million in charges to stock option compensation recorded by KMC Telecom for the 1998 Third Quarter, reduced the Company's stock option compensation expense for the 1998 Third Quarter to $398,000. Based upon the provisions of the options granted under the KMC Holdings Stock Option Plan, the Company will continue to recognize non-cash compensation expense over the vesting period of such options, with future charges/credits to stock compensation expense reflecting future increases/decreases in the fair market value of the Company's Common Stock.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $1.4 million for the 1997 Third Quarter to $3.1 million for the 1998 Third Quarter, primarily as a result of depreciation expense associated with the greater number of networks commercially operational during the 1998 Third Quarter.

         INTEREST EXPENSE, NET. Interest expense, net, increased from $449,000 in the 1997 Third Quarter to $6.1 million in the 1998 Third Quarter. The increase resulted primarily from the issuance of the Senior Discount Notes during the first quarter of 1998, which generated interest expense of $8.6 million in the 1998 Third Quarter. The increase was partially offset by $2.4 million of interest income earned on the investment of the unused portion of the proceeds of the Senior Discount Note offering. The Company capitalized interest of $1.5 million related to network construction projects during the 1998 Third Quarter, and $103,000 during the 1997 Third Quarter.

     NET LOSS. For the reasons stated above, net loss increased from $5.8 million for the 1997 Third Quarter to $20.1 million for the 1998 Third Quarter.

                NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUE. Revenue increased from $1.6 million for the nine months ended September 30, 1997 (the "1997 Nine Months") to $13.6 million for the nine months ended September 30, 1998 (the "1998 Nine Months"). This increase is primarily attributable to the fact that for the 1998 Nine Months the Company had eight systems in commercial operation during the entire period, as well as three additional systems which became commercially operational at various points during the period, as compared to the 1997 Nine Months when the Company had one system in commercial operation during the entire period, with six systems becoming commercially operational at various points during the period. Revenue for the 1997 Nine Months and 1998 Nine Months included $900,000 and $9.4 million, respectively, of revenue derived from resale of switched services and an aggregate of $700,000 and $4.2 million, respectively, of revenue derived from on-net special access, private line and switched services.

         NETWORK OPERATING COSTS. Network operating costs increased from $3.6 million in the 1997 Nine Months to $24.6 million in the 1998 Nine Months. This increase of approximately $21.0 million was due primarily to the increase in the number of systems in commercial operation in the 1998 Nine Months and the related increases of $8.8 million in costs associated with providing resale services, $6.0 million in personnel costs, $1.3 million in consulting and professional services costs, $1.9 million in contracted network support costs, and $3.0 million in facilities, travel and other direct operating costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $5.6 million in the 1997 Nine Months to $15.3 million in the 1998 Nine Months. This increase of approximately $9.7 million resulted primarily from increases of $6.3 million in personnel costs and $900,000 in professional costs (consisting primarily of legal costs), $800,000 in travel, as well as increases in other marketing and general and administrative costs aggregating approximately $1.7 million.

         STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, increased from $640,000 in the 1997 Nine Months to $6.6 million in the 1998 Nine Months, primarily as a result of an increase in the fair market value of the Company's common stock and, to a lesser extent, as a result of the greater number of options outstanding during the 1998 Nine Months, which were partially offset by the effect of the restructuring of the Company's stock option plans, as discussed below.

         For the nine months ended September 30 1998, KMC Telecom recorded charges to stock option compensation of $7.2 million related to options outstanding under the KMC Telecom Stock Option Plan through the date of termination of such options. In connection with the issuance of options under the KMC Holdings Stock Option Plan and the termination of options previously issued under the KMC Telecom Stock Option Plan, in September 1998 KMC Telecom Holdings recorded a charge of $20.7 million to stock option compensation expense while KMC Telecom recorded a credit to stock option compensation expense of $21.3 million. This net credit of approximately $600,000, when applied to the $7.2 million in charges to stock option compensation recorded by KMC Telecom for the 1998 Nine Months, reduced the Company's stock option compensation expense for the 1998 Nine Months to $6.6 million.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $1.6 million for the 1997 Nine Months to $5.2 million for the 1998 Nine Months, primarily as a result of depreciation expense associated with the greater number of networks commercially operational during the 1998 Nine Months.

         INTEREST EXPENSE, NET. Interest expense, net, increased from $926,000 in the 1997 Nine Months to $15.6 million in the 1998 Nine Months. This increase resulted primarily from the issuance of the Senior Discount Notes during the first quarter of 1998, which generated interest expense of $22.2 million in the 1998 Nine Months, as well as the increased expense attributable to the higher level of borrowings under the AT&T Facility in the 1998 Nine Months. This increase was partially offset by $7.4 million of interest income earned on the investment of the unused portion of the proceeds of the Senior Discount Note offering during the 1998 Nine Months. The Company capitalized interest of $2.9 million related to network construction projects during the 1998 Nine Months, and $251,000 during the 1997 Nine Months.

     NET LOSS. For the reasons stated above, net loss increased from $10.8 million for the 1997 Nine Months to $53.7 million for the 1998 Nine Months.

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

         Net cash provided by financing activities from borrowings and equity issuances was $225.0 million for the 1998 Nine Months. The Company's net cash used in operating and investment activities was $208.2 million for the 1998 Nine Months.

         The Company made capital expenditures of $90.9 million in the 1998 Nine Months. These capital expenditures were financed from the proceeds of the Senior Discount Note offering. The Company currently plans to make additional capital expenditures of approximately $40.0 million during the remainder of 1998. Continued significant capital expenditures are expected to be made thereafter. The majority of these expenditures are expected to be made for network construction and the purchase of switches and related equipment to facilitate the offering of the Company's services. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond the Company's control, including economic
conditions,   competition,  regulatory  developments  and  the  availability  of capital.

         At  September  30,  1998  the  Company  had   outstanding   commitments
aggregating approximately $41.2 million related to the purchase of fiber optic cable and telecommunications equipment as well as engineering services.

         Under the AT&T Facility, the Company may borrow up to an aggregate of $70.0 million for the construction of fiber optic telecommunications networks in certain markets, subject to certain conditions. At September 30, 1998, the Company had $40.5 million of indebtedness outstanding under the AT&T Facility and had $29.5 million in borrowing capacity available under the AT&T Facility, subject to certain conditions. On January 29, 1998, the Company completed an offering of 460,800 units, each unit consisting of one 12 1/2% Senior Discount Note due 2008 with a principal amount at maturity of $1,000 (the "Senior Discount Notes") and one warrant to purchase .21785 shares of Common Stock of the Company at an exercise price of $.01 per share. The net proceeds to the Company from the offering were approximately $236.4 million. The AT&T Facility restricts the ability of KMC Telecom to pay dividends to, or to pay principal or interest on loans from, KMC Holdings. Such restrictions could adversely affect the Company's liquidity and ability to meet its cash requirements, including its ability to repay the Senior Discount Notes.

         At September 30, 1998 the Company had cash and cash equivalents and marketable securities of approximately $122.3 million. The Company believes that these funds, together with available cash and borrowings expected to be available under the AT&T Facility, will provide sufficient funds for the Company to expand its business as currently planned and to fund certain currently anticipated expenses through the completion of its twelve existing networks, the six new networks currently under construction and expected to be completed by the end of 1998, and the five additional networks expected to be completed in 1999, and to fund its working capital requirements for 1999. Thereafter, the Company will require additional financing. However, in the event that the Company's plans change, the assumptions upon which the Company's plans are based prove inaccurate, the Company expands or accelerates its business plan or the Company determines to consummate additional acquisitions, the foregoing sources of funds may prove to be insufficient to complete all such networks, and the Company may be required to seek additional financing.

         The Company has entered into a commitment letter, dated September 25, 1998 (the "Commitment Letter"), with AT&T Finance and three additional lenders (collectively, the "Agents") in which the Agents advised the Company of their commitment, subject to the terms and conditions set forth in the Commitment Letter, to provide the Company with an aggregate of $250 million of senior secured financing (the "Proposed Facility"). The obligations of the Agents under the Commitment Letter are subject to a number of terms and conditions, as well as the execution of definitive documentation satisfactory to the Agents. No assurance can be given that the Proposed Facility will be successfully completed. If completed, it is anticipated that a portion of the Proposed Facility will be used to repay all amounts then outstanding under the existing AT&T Facility (which would then terminate), with the remaining net proceeds available to the Company for capital expenditures and other operating purposes, subject to certain restrictions. The Company anticipates that a portion of the net proceeds will be used to further develop its business, which may include further expansion of both its existing networks and those networks currently under construction.

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

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) Written consents of the stockholders of the Company, dated as of July 15,1998, were executed by such stockholders in lieu of an Annual Meeting of Stockholders.

         (b) The existing board of seven directors was re-elected in its entirety to hold office until the next Annual Meeting of Stockholders, or until their respective successors shall be elected and qualified, by unanimous written consent of all stockholders. The persons elected as directors were:

                           Harold N. Kamine
                           Michael A. Sternberg
                           William H. Stewart
                           John G. Quigley
                           Randall A. Hack
                           Richard H. Patterson
                           Gary E. Lasher

         (c) The Stockholders of the Company, also by unanimous written consent, approved and adopted the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates (the "KMC Holdings Stock Option Plan"). The KMC Holdings Stock Option Plan authorizes the Compensation Committee of the Board of Directors of the Company (the "Plan Committee") to grant (i) options intended to qualify as Incentive Stock Options ("Incentive Options") within the meaning of
         Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options not intended to so qualify ("Nonqualified Options"), (iii) stock appreciation rights, (iv) restricted stock, (v) performance units, (vi) performance shares and (vii) certain other types of awards, to employees, directors and other persons having a unique relationship with the Company or any of its affiliates (subject to certain limitations). The number of shares of Common Stock of the Company available for grant under the KMC Holdings Stock Option Plan is 262,750. No participant may receive more than 75,000 shares of Common Stock of the Company under the KMC Holdings Stock Option Plan. The exercise price of all Incentive Options granted under the KMC Holdings Stock Option Plan must be at least equal to the fair market value (as defined in the plan) of Company Common Stock on the date the options are granted and the exercise price of all Nonqualified Options must be at least equal to 50% of the fair market value of Company Common Stock on the date the options are granted. The maximum term of each option granted under the KMC Holdings Stock Option Plan will be ten years. The Plan Committee has the power and authority to determine other terms and conditions of grants under the plan and to interpret the plan.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

         4. 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates.

         27.      Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   November 13, 1998



                                    KMC TELECOM HOLDINGS, INC.
                                           (Registrant)


                                    By: /s/ Michael A. Sternberg
                                       ----------------------------------------
                                       Michael A. Sternberg
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                   By:  /s/ Cynthia Worthman
                                       ----------------------------------------
                                       Cynthia Worthman
                                       Chief Financial Officer, Vice President,
                                       Secretary and Treasurer (Principal
                                       Financial and Accounting Officer)

                                  EXHIBIT INDEX



NO.         DESCRIPTION

 4 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates

27          Financial Data Schedule