Form 10-K
period 1998-12-31
KMC TELECOM HOLDINGS INC
filed 1999-04-01
CIK 1059851

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to

                        Commission File Number: 333-50475

                           KMC TELECOM HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                        22-3545325
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (INCORPORATION OR ORGANIZATION)

                            1545 ROUTE 206, SUITE 300
                          BEDMINSTER, NEW JERSEY 07921
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       Registrant's telephone number, including area code: (908) 470-2100

                    SECURITIES REGISTERED PURSUANT TO SECTION
                               12(b) of the Act:
                                      None
                    SECURITIES REGISTERED PURSUANT TO SECTION
                               12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 24, 1999 was approximately $34,450,780, based upon an estimate of the fair value thereof by management of the registrant. There is no established trading market for the voting common stock of the registrant and no sales have occurred within the past sixty days.

     As of March 24,1999, 852,676 shares of the registrant's Common Stock, $0.01 par value, were outstanding. There is no established trading market for the Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE.  None.

================================================================================

           CAUTIONARY STATEMENT REGARDING FORWARD - LOOKING STATEMENTS


     STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS
INCLUDE: STATEMENTS REGARDING THE ANTICIPATED DEVELOPMENT AND EXPANSION OF OUR BUSINESS, THE MARKETS IN WHICH OUR SERVICES ARE CURRENTLY OFFERED, OR WILL BE OFFERED IN THE FUTURE, ANTICIPATED CAPITAL EXPENDITURES AND REGULATORY REFORM, THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, OUR DIRECTORS OR OFFICERS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS, AND OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS."


                                     PART I

ITEM 1.  BUSINESS.

BACKGROUND

     The initial predecessors of KMC Telecom Holdings, Inc. were founded in 1994 and 1995, respectively, by Harold N. Kamine, the Company's Chairman of the Board. These predecessors were merged in 1996 and renamed KMC Telecom Inc. KMC Telecom Holdings, Inc. was formed during 1997 primarily to own, directly or indirectly, all of the shares of its operating subsidiaries, KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., and KMC Telecom of Virginia, Inc. The principal equity investors in the Company currently include Mr. Kamine, Nassau Capital Partners, L.P., Newcourt Capital, Inc., CoreStates Holdings, Inc. (an affiliate of First Union National Bank), General Electric Capital Corporation and Lucent Technologies, Inc.

COMPANY OVERVIEW

     The Company is a facilities-based competitive local exchange carrier providing telecommunications and data services in Tier III Markets (population from 100,000 to 750,000). The markets in which we operate are predominately located in the Southeastern and Midwestern United States. We target business, government and institutional end-users, as well as Internet service providers, long distance carriers and wireless service providers. Our objective is to provide our customers with a complete solution for their communications needs. We currently provide on-net local dial tone, special access, private line, Internet access, ISDN and a variety of other advanced services and features.

     We currently operate in twenty-three Tier III Markets. We have constructed robust fiber optic networks in each of our markets, typically of 25 to 35 miles in length, which we believe allow us to insure quality services, facilitate the delivery of value-added and enhanced services, and effectively control our costs. We currently have Lucent Technologies Series 5ESS(R)-type switches in commercial operation in twenty-two of our existing markets. We intend to install a Lucent switch in our remaining existing network no later than the second quarter of 1999. We also intend to install Lucent switches in any future networks which we may build. Over time, we expect to transition the majority of our customers to our own networks by means of either unbundled network elements leased from the incumbent local exchange carrier (i.e. the established local telephone company, such as Bell Atlantic, BellSouth, Ameritech or one of the subsidiaries of GTE Corporation) or direct connections to our own networks.

     We presently plan to construct networks in approximately ten additional Tier III Markets. We currently anticipate that these new networks will be completed and placed in commercial operation by the end of the second quarter of 2000.

BUSINESS STRATEGY

     The principal elements of our business strategy include:

     FOCUS ON TIER III MARKETS. We intend to operate in Tier III Markets. We believe that incumbent local exchange carriers tend to focus their efforts on larger markets and generally underserve and underinvest in Tier III Markets. We also believe that there is generally significantly less competition from other facilities-based competitive local exchange carriers in Tier III Markets, which allows us to gain market share more rapidly than we could expect to in Tier I and Tier II Markets. A facilities-based competitive local exchange carrier is one which operates its own network, including switching equipment and transmission lines, rather than one which resells the services of others utilizing the network of the incumbent local exchange carrier. In addition, network construction is less expensive in Tier III Markets than in Tier I and Tier II Markets. Generally, labor costs and the costs of obtaining rights of way are lower in Tier III Markets. Further, many Tier III Markets permit significant aerial deployment of fiber optic cable which is less expensive than the buried deployment required in many Tier I and Tier II Markets. We estimate that approximately 70% of our fiber is deployed aerially. We target markets which we believe offer attractive demographic, economic, competitive and demand characteristics. We select target markets from among the approximately 250 Tier III Markets in the United States by first identifying those markets that do not yet have significant, established competitors to the existing incumbent local exchange carrier, and by then reviewing the specific demographic, economic, competitive and telecommunications demand characteristics of such markets to determine their suitability for the types of services which we offer. We estimate market demand on the basis of the concentration of potential business, government and institutional end-user customers in the market and the general economic prospects for the area.

         EARLY TO MARKET ADVANTAGE. We strive to be the first facilities-based competitive local exchange carrier in a geographic area to actively market and provide services. We believe that by effecting early entry into Tier III Markets with a facilities-based strategy, we will be able to limit significant competition from other competitive local exchange carriers which may focus on Tier III Markets where no competitive local exchange carrier has yet established operations, although we can give no assurance in this regard.

         COMPREHENSIVE FIBER NETWORKS. We build geographically extensive, full service, facilities-based networks. We believe such networks provide greater operating leverage, facilitate the capture of market share, and are likely to deter other competitive local exchange carriers from attempting to penetrate our markets due to the cost of constructing a competing network of equal capability. Prior to both the initial construction of our network backbone and any subsequent network expansion, we perform detailed rate of return analyses to justify the capital expenditures involved. In each of our existing twenty-three markets, we have completed our backbone construction connecting the market's central business district with outlying office parks, large institutions, the locations of long distance carriers' transmission equipment and major incumbent local exchange carrier central offices. In addition, we intend to continue to expand our existing networks in response to anticipated customer demand.

          LOCAL PRESENCE. We intend to capture and retain customers through effective local, personalized sales, marketing and customer service programs. To this end, we:

     o    establish sales offices in each market in which we operate a network,

     o strive to recruit our city directors and sales staff from the local market,

     o    rely principally on a face-to-face selling approach, and

     o support our sales staff with locally based customer service and technical support personnel.

Most of our existing sales personnel are local residents who have previously worked for the incumbent local exchange carrier or other telecommunications companies. We believe that our "Creative Solutions with a Hometown Touch"(TM) sales approach is very important to customers in Tier III Markets, who do not typically receive focused local sales contact or customer support from the incumbent local exchange carrier. We seek to build long-term relationships with our customers by responding rapidly and creatively to their telecommunications needs.

     FOCUS ON VALUE-ADDED ENHANCED SERVICE.S We believe it is strategically important to offer these services because:

     o    they are a competitive differentiator,

     o    they provide a substantial margin opportunity,

     o the incumbent local exchange carriers' prices for these services are relatively high and are regulated,

     o incumbent local exchange carriers have underinvested in facilities and sales force related to these services, and

     o we are able to offer these services without a significant marginal cost.

     LOW COST CONSTRUCTION. It is our practice to use innovative "switch-in-a-box" construction and deployment techniques for many of our networks. Using these techniques, transmission, switching and power equipment are pre-installed by Lucent Technologies, Inc. under controlled factory conditions in portable, weatherproof, storm-proof concrete buildings delivered to the Lucent facility by our contractor. The completed buildings are then shipped to the appropriate city for final installation, reducing costs, installation risks and time to market.

     QUALITY OPERATIONS SUPPORT SYSTEM. We are developing a high quality operations support system to provide us with comprehensive billing, order processing and customer care software for all existing and contemplated services we will market. This system is designed to provide us with a single "flow-through" order form that will entail several components, allowing each order to be tracked from service provisioning through to complete installation. We believe that this system will allow us to quickly address customer concerns and provide us with a competitive advantage in customer service and operations efficiency.

     EXPERIENCED   MANAGEMENT  TEAM.  The  Company's  management  team  includes
individuals   with  over  250  years  of   experience,   collectively,   in  the
telecommunications industry. It is led by Harold N. Kamine, Chairman of the Board of Directors, and Michael A. Sternberg, the Company's President and Chief Executive Officer. Other members of the team include Roscoe C. Young II, Chief Operating Officer, James D. Grenfell, Executive Vice President, Chief Financial Officer and Secretary, and James L. Barwick, Senior Vice President-Technology.

SERVICES

     GENERAL. We have historically provided dedicated access service and have also resold switched services which we purchased from incumbent local exchange carriers. In December 1997, we began providing our own on-net switched services to our customers. For 1997 on-net switched services accounted for 32% of our revenue and resale services accounted for 68% of our revenue. For 1998 on-net switched services accounted for 37% of our revenue and resale services accounted for 63% of our revenue.

     PRIVATE LINE AND SPECIAL ACCESS SERVICES. We currently provide various types of on-net dedicated service which permit the transmission of voice and data between two points over circuits dedicated to the requirements of a particular customer. Private line service involves the provision of a private, dedicated telecommunications connection among different locations of the same customer. For these services we offer several types of dedicated circuits that have different capacities. DS-1 and DS-3 circuits are dedicated lines that can carry up to 24 and 672 simultaneous voice and data transmissions, respectively. Special access service involves the leasing, to long distance carriers, of private, dedicated telecommunications lines running along our networks. The long distance carriers use these lines to connect different locations where they have installed transmission equipment within the market, to connect locations where they have installed transmission equipment to the transmission equipment locations of other long distance carriers within the market, or to connect large customers directly to the locations of their transmission equipment. For these services we offer OC3, OC12 and OC48 circuits. These OC-N services provide the fastest transmission available for carriers and large business users.

     SWITCH-BASED SERVICES. We have added and continue to add capability to provide local dial tone services and switched access origination and termination services to our networks. Switches are currently in commercial operation in twenty-two of our existing markets and we expect to have a switch in commercial operation in our remaining existing network no later than the second quarter of 1999. Over time, we expect to transition the majority of our customers to our own networks by means of either unbundled network elements leased from the incumbent local exchange carrier or direct connections. We have entered into interconnection agreements with incumbent local exchange carriers for all of our existing networks.

     ISDN. ISDN, or integrated services digital network, is an internationally agreed upon standard which, through special equipment, allows two-way, simultaneous voice and data transmission in digital formats over the same transmission line. ISDN permits videoconferencing over a single line, for example, and also supports a multitude of value-added networking capabilities. This service targets sophisticated business customers whose applications require integration of services such as Internet access, video, voice or other communications services, including high speed data transfer. By integrating multiple applications, customers receive increased capability and may not have any increase in costs to achieve that capability. The principal purchasers of this service are currently Internet service providers.

     LONG DISTANCE. We offer a full range of long distance products including inter-LATA, intra-LATA, interstate, international, calling card and 800-number services. During the first quarter of 1999, we plan to introduce KMC-branded operator services, directory services and prepaid phone cards. We offer these services both on-net and off-net. We offer long distance services on a resale basis by entering into wholesale agreements with various long distance carriers to deliver these services. We believe that many of our customers will prefer the option of purchasing long distance services from us as part of a one-stop telecommunications solution.

     CENTREX-TYPE SERVICES. We intend to provide Centrex-type services. By using Centrex-type services instead of a PBX (which requires the customer to purchase and install a switching system on its own premises), customers can substantially reduce their capital expenditures and the fixed costs associated with maintaining a PBX network infrastructure. We currently plan to introduce our ClearStarsm Advantage service in all of our operational markets during the first quarter of 1999. It has been designed to support multiple applications, ranging from basic access services to services focused on desktop applications. The basic access service will connect to a customer's key system or PBX and will be equipped with up to 14 features including call forwarding, speed dialing and call transfer capabilities. More sophisticated levels of service are designed to replace customers' existing key systems or PBXs. At the high end of service offerings is ClearStarsm Advantage Plus, a packaged, end-to-end offering which combines all of the basic features with Basic Rate ISDN network access, advanced feature functionality, voice messaging and third party-provided ISDN electronic terminal sets.

     NEW ENHANCED DATA SERVICES OFFERINGS. We introduced ISDN services in late 1998. We currently plan to expand our capabilities by introducing additional enhanced data services in 1999. We believe that these services will enhance our ability to provide an integrated turnkey solution to our customers' voice, data and video transmission requirements. These enhanced services will include:

          o BASIC RATE ISDN. Basic Rate ISDN, or BRI, provides customers the potential of 144 kilobits of digital communications via a single network facility interface. We believe it will be attractive to small and medium size customers, since it provides dial-up access to the Internet, and other dial-up data applications, while simultaneously providing the ability to integrate voice traffic on a single network facility.

          o PRIMARY RATE ISDN. Primary Rate ISDN, or PRI, provides customers the equivalent of 1.544 megabits of digital communications via a channelized T-1 type facility, with 23 bearer channels for voice and data communications and a 24th channel providing network signaling and control for the services. We focus our PRI sales efforts on (i) Internet service providers who use Primary Rate ISDN as a means of supporting customer access to their operations, and (ii) end-user customers who use Primary Rate ISDN as a network access facility for PBXs and other premise-based switches.

          o PORT WHOLESALE. Port wholesale terminates a switched data call directly in our central office on behalf of an Internet service provider (for end-user Internet access) or other corporate customer (for employee remote access). As a result, it eliminates the need for an Internet service provider or other corporate customer, which has many customers or employees accessing its system via modems, to maintain an equally large number of modems to permit interface, since that function is performed directly in our central office. Although port wholesale technology is still under development, we believe it will prove very attractive once the technology is generally available.

          o HDSL. HDSL is a method of using unconditioned, copper wire pairs for high bit rate data transport for use in the "last mile" connecting our network backbone ring to the customer's premises. We plan to utilize HDSL to provide high bandwidth data and video service to small and medium size customers.

          o FRAME RELAY/ATM. Frame relay and ATM are used by some of our data customers as a fast data transport service for wide area networks. Today we resell these services. In the future we intend to provide these services over our own network and utilize a third party provider for transport outside our network.

          o CLEAR STARSM ADVANTAGE PLUS. This service provides a customer with Centrex-type functionality from our central office switch to each of the customer's desktops. It is a packaged, end-to-end offering which provides a combination of Basic Rate ISDN network access, advanced Centrex feature functionality, voice messaging, ISDN terminal sets and support for premise wiring configuration.

We plan to remain flexible in responding to evolving customer demands for enhanced data services.

LOCAL NETWORKS

     As part of determining the economic viability of a network in a particular market, we review the demographic, economic, competitive and telecommunications demand characteristics of the market. We estimate market demand using data gathered from long distance carriers, the Federal Communications Commission, local sources, site visits and specific market studies commissioned by the Company, on the basis of the concentration of potential business, government and institutional end-user customers and the general economic prospects for the area.

     Once we target a market for development, we design a network to provide access to approximately 70% of the business customers in that market, either through direct connections to our network or through unbundled network elements leased from the incumbent local exchange carrier. Typically, we construct a 25-35 mile "self-healing" synchronous optical network ("SONET") architecture backbone ring to provide coverage of the major business districts, government offices, hospitals, office parks and universities, the principal locations of the transmission equipment of long distance carriers offering services in the area, and the incumbent local exchange carrier's central office(s). Following construction of our backbone network, we expect to build additional loops to increase the size of our addressable market.

     The following table presents information, as of February 28, 1999, concerning our existing twenty-three networks:

                               EXISTING NETWORKS
                                                                            ADDRESSABLE                          DS-0
                                           COMMERCIALLY       ROUTE         COMMERCIAL         ACCESS         EQUIVALENT
LOCATION                                 OPERATIONAL(1)(6) MILES(2)(6)      BUILDINGS(3)       LINES(4)    DEDICATED LINES(5)
--------                                 ----------------- -----------      ------------       --------    ------------------

Huntsville, AL....................       November 1997          99             1,286           13,954           40,928
Baton Rouge, LA...................       November 1997          38             1,774            3,696            5,880
Shreveport, LA....................       December 1997          26             1,126            7,261           12,760
Corpus Christi, TX................       December 1997          49             1,105            5,804            2,713
Savannah, GA......................       December 1997          43             1,069            6,176            1,112
Madison, WI.......................       December 1997          41             1,322            2,719           11,009
Augusta, GA.......................       March 1998             37             1,023            5,910            2,911
Melbourne, FL.....................       May 1998               45             2,184            2,290            6,517
Greensboro, NC....................       September 1998         25             1,900              673                -
Winston-Salem, NC.................       September 1998         24             1,208            1,344                -
Tallahassee, FL...................       October 1998           29             1,032              922               97
Roanoke, VA.......................       November 1998          22               981              989                6
Ann Arbor, MI.....................       December 1998          23             1,355              559               28
Topeka, KS........................       December 1998          38               847              534            1,368
Fort Wayne, IN....................       December 1998          27             1,411              902              144
Eden Prairie, MN..................       December 1998          94             3,509              295                -
Daytona Beach, FL.................       December 1998          31             1,114              629               23
Fort Myers, FL....................       December 1998          23               814              509            1,344
Longview, TX......................       December 1998          31               688              150                -
Sarasota, FL......................       December 1998          24             1,200            1,670               48
Pensacola, FL.....................       December 1999          31             1,463            2,089                -
Fayetteville, NC..................       December 1999          23               822               26                -
Norfolk, VA.......................       Second Quarter 1999   149             2,505                -                -
                                                               ---            ------           ------           ------
                                         TOTAL                 972            31,738           59,101           86,888

-----------

(1) Refers to the date on which testing is completed and the switch is first available to carry customer traffic. Fiber optic networks typically become commercially operational for non-switched traffic in the quarter before the switch is available to carry customer traffic.

(2) Represents current owned operational route miles except with respect to the Norfolk network (see, Note 6, below).

(3) Addressable by either unbundled network elements leased from the incumbent local exchange carrier or by a direct connection to the Company's own network. We define a commercial building as one with greater than ten employees.

(4) Represents all active digital switched channels provided to customers either by resale via the incumbent local exchange carrier's network, direct connection to the Company's network, or by unbundled network elements leased from the incumbent local exchange carrier.

(5) Represents all dedicated DS-0, DS-1 and DS-3 service provided by the Company expressed on a DS-0 basis.

(6) The quarter presented for the Norfolk network represents the Company's estimate of the calendar quarter in which the switch for this network will become commercially operational, although we can give no assurance in this regard. Route miles presented for the Norfolk network represents the number of miles currently estimated to be owned and operational at the time the network becomes commercially operational.

     The Company's requirements for a planned network are communicated to its engineering group which finalizes the route and completes the network's design. Independent construction and installation contractors are selected through a competitive bidding process. Our own personnel negotiate required contracts and rights-of-way and supervise the construction, installation and testing of network components prior to commencing commercial service. Cable, equipment and supplies required for the networks are available from a variety of sources at competitive rates. The construction period for a new network varies depending upon such factors as the number of backbone route miles to be installed, the relative use of aerial as opposed to buried cable deployment, the initial number of buildings targeted for connection to the network backbone and other factors. Based upon our experience with our operational networks, we believe that a new fiber optic network can be made commercially operational within approximately six months after construction commences.

     In a typical Tier III Market, selected office buildings are connected by network backbone extensions or unbundled network elements leased from the incumbent local exchange carrier to one of a number of physical rings of fiber optic cable, which originate and terminate at our local central office. Within each building, customer equipment is connected to Company-provided electronic equipment where customer transmissions are digitized, combined and converted to an optical signal. The traffic is then transmitted through the network backbone to the Company's local central office where it can be routed to its ultimate destination.

     We are able to expand our reach in a market by collocating equipment in an incumbent local exchange carrier's central office and leasing unbundled network elements from that incumbent local exchange carrier in order to reach customers located in buildings which are not directly connected to our own backbone ring. We attempt to place collocation equipment in a sufficient number of incumbent local exchange carrier central offices to allow us to reach approximately 70% of the business customers in a given market, either by means of such unbundled network elements or direct connections to our network. The decision as to whether to collocate in a specific central office is based upon the number of business lines, number and type of businesses, number of households and the location of the central office within the market.

     Our networks consist of digital fiber optic communications paths which allow for high speed, high quality transmission of voice, data and video communications. We typically install backbone fiber optic cables containing 48 to 144 fiber strands which have significantly greater bandwidth carrying capacity than other media. Our OC-48 SONET networks support up to 32,256 simultaneous voice conversations over a single pair of glass fibers. We expect that continuing developments in compression technology and multiplexing equipment will increase the capacity of each fiber, thereby providing more bandwidth carrying capacity at relatively low incremental costs.

     We currently offer end-to-end fully protected fiber services utilizing SONET ring architecture which routes customer traffic simultaneously in both directions around the ring to provide protection against fiber cuts. If a line is cut, traffic can be simply reversed and sent to its destination around the other side of the ring. Back-up electronics become operational in the event of failure of the primary components, adding further redundancy to our systems.

     We monitor our fiber optic networks and electronics seven days per week, 24 hours per day, using a combination of local and national network control centers. Local network monitoring is accomplished by means of an automatic notification system that monitors for any system anomaly. This system provides instantaneous alarms to an on-call network technician whenever an anomaly is detected. The local market technician is trained in network problem resolution and provides on-site corrective procedures when appropriate. A national Network Reliability Center, located in Denver, Colorado, acts as the focal point for all of our operating networks, providing integrated and centralized network monitoring, and correlation and problem management. The Network Reliability Center has access to all operating networks and can work independently of the local systems to effect repair or restoration activities. The Network Reliability Center is currently provided by Lucent Technologies, Inc. on a contractual basis. In the future, we may develop our own national center.

     We manage our network systems both locally and centrally. Customer service calls and maintenance are primarily handled through the local offices. In addition, as described above, we contract to provide integrated monitoring of our networks via Lucent's National Reliability Center. This is accomplished by the use of a sophisticated integrated management system that is connected via the public network to all of our locations, including our Duluth, Georgia, operations center. With this system the National Reliability Center is capable of accessing all available information regarding the configuration and operating condition of any network components in use. This proactive monitoring capability is further augmented by a 24 hour a day, seven day a week call center, also provided by Lucent at the National Reliability Center, that receives, tracks and manages all customer calls and issues to satisfactory conclusion. The call center works with the Company's own customer care representatives and engineers in the Duluth facility to ensure that timely and consistent service is provided.

SALES AND MARKETING

     We target our sales and marketing activities at two separate customer groups: retail and wholesale. Retail customers are composed of business, government and institutional telecommunications and data services end-users. Wholesale customers typically consist of long distance carriers, wireless service providers and Internet service providers. We currently have approximately 180 employees engaged in sales and marketing activities.

     RETAIL CUSTOMERS. We target retail customer segments such as business, government, healthcare and educational institutions. We target all business customers in our markets.

     WHOLESALE CUSTOMERS. We currently target the major long distance carriers such as AT&T, MCI WorldCom and Sprint, as well as Internet service providers. We believe that we can effectively compete to provide access to these customers based on price, reliability, technology, route diversity, ease-of-ordering and customer service. Historically, long distance carriers have paid significant charges to incumbent local exchange carriers to access the incumbent local exchange carriers' networks. We provide these services at a discount. In addition, to the extent that incumbent local exchange carriers begin to compete with long distance carriers in providing long distance services, the long distance carriers have a competitive incentive to move access business away from incumbent local exchange carriers to competitive local exchange carriers such as the Company. Wireless service providers, who need network backbone to back haul calls, are an active customer base, as are other competitive local exchange carriers as wholesale users. Revenues from access services may decline in future years due to a change in pricing proposed by the Federal Communications Commission.

     SALES PERSONNEL. We establish local sales offices in each market that we serve. Initially, each local sales office is staffed by a City Director and two or three salespersons with the number of sales personnel expected to increase to between four and six as our operations in the market expand. All sales personnel are hired locally since we believe that knowledge of, and contacts in, a local market are key factors for competitive differentiation and commercial success in a Tier III Market. We believe that this local focus will help to set us apart from the incumbent local exchange carriers, our principal competitors.

     CITY DIRECTORS. We seek to hire local, seasoned telecommunications managers, with sales experience, as City Directors. City Directors assist with the initial network buildout and oversee the daily operations of their network, in addition to managing sales staff and market development. Daily operations responsibilities include monitoring provisioning, customer service, pricing decisions and the billing process. A City Director works with senior management in the strategic planning process, including capital expenditures and budget planning. They review the costs to bring customers on-net, perform cash flow analysis for fiber connections of new buildings to the network, and participate in planning fiber network extensions in their markets.

SUPPLIERS

     LUCENT. We have contracted with Lucent Technologies, Inc., as our primary supplier, to purchase switching, transport and digital cross connect products. Lucent has also agreed to implement and test our switches and related equipment. In addition, Lucent and the Company have entered into an agreement pursuant to which Lucent has agreed to monitor the Company's switches on an on-going basis.

     BILLING SUPPORT SYSTEMS IMPLEMENTATION. We have entered into an agreement with Billing Concepts Systems, Inc. to provide the Company with comprehensive billing functionality, including the ability to collect call detail records, message rating, bill calculation, invoice generation, commission tracking, customer care and inquiry, accounts receivable and collections management, and quality/revenue assurance. We anticipate that the agreement with Billing Concepts will result in our ability to produce a single bill covering all of the products and services that we provide to a customer. We have begun implementation of the new system and expect to have it implemented in all of our markets by the end of 1999.

     OPERATIONAL SUPPORT SYSTEMS IMPLEMENTATION. We have entered into an agreement with Eftia OSS Solutions Inc. to develop operational support systems. These systems will manage service order processing, circuit and asset inventory, telephone number inventory and trouble administration. The operational support system's capabilities will be expanded during the later phases of the project to include workforce management, local number portability management, network management, service bureau interfaces and web-based service inquiry. We anticipate the system will automate operational support activities and provide a means of managing operational performance of our business. We have begun this multi-phased project and will be implementing portions of it over the next twelve to eighteen months.

COMPETITION

     OVERVIEW. The telecommunications industry is highly competitive. Our principal competitors in Tier III Markets will be the incumbent local exchange carriers. In most instances the incumbent local exchange carrier is one of the Regional Bell Operating Companies (such as Bell Atlantic, BellSouth or Ameritech), one of GTE Corporation's subsidiaries or one of Sprint Corporation's subsidiaries. Incumbent local exchange carriers presently have almost 100% of the market share in those areas the Company considers its market areas. Because of their relatively small size, the Company does not believe that Tier III Markets can profitably support more than two competitors to the incumbent local exchange carrier.

     Other competitors may include other competitive local exchange carriers, microwave and satellite carriers, wireless telecommunications providers and private networks built by large end-users. Potential competitors (using similar or different technologies) include cable television companies, utilities and Regional Bell Operating Companies seeking to operate outside their current local service areas. In addition, there may be future competition from large long distance carriers, such as AT&T and MCI WorldCom, which have begun to offer integrated local and long distance telecommunications services. AT&T also has announced its intention to offer local services using a new wireless technology. Consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors to the Company.

     Both the long distance business and the data transmission business are extremely competitive. Prices in both businesses have declined significantly in recent years and are expected to continue to decline. In the long distance business, we will face competition from large carriers such as AT&T, MCI WorldCom and Sprint. We will rely on other carriers to provide transmission and termination for our long distance traffic and therefore will be dependent on such carriers.

     We expect to experience declining prices and increasing price competition.

     INCUMBENT LOCAL EXCHANGE CARRIERS. The Company's principal competitors for local exchange services are the Regional Bell Operating Companies, the GTE companies or Sprint. As a recent entrant in the integrated telecommunications services industry, we have not yet achieved a significant market share for any of our services. In particular, the incumbent local exchange carriers have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than those of the Company, have the potential to fund competitive services with revenues from a variety of businesses and currently benefit from certain existing regulations that favor the incumbent local exchange carriers over the Company in certain respects. While recent regulatory initiatives, which allow competitive local exchange carriers such as the Company to interconnect with incumbent local exchange carrier facilities, provide increased business opportunities for the Company, such regulatory initiatives have been accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent local exchange carriers. If the incumbent local exchange carriers engage in increased volume and discount pricing practices or charge competitive local exchange carriers increased fees for interconnection to their networks, or if the incumbent local exchange carriers seek to delay implementation of interconnection to their networks, our business, financial condition and results of operations could be adversely affected.

     To the extent that we interconnect with and use incumbent local exchange carrier networks to serve our customers, we are dependent upon the technology and capabilities of the incumbent local exchange carriers. We will become increasingly dependent on interconnection with incumbent local exchange carriers as switched services become a greater percentage of our business. The Telecommunications Act of 1996 imposes interconnection obligations on incumbent local exchange carriers, but there can be no assurance that we will be able to obtain the interconnection we require at rates, and on terms and conditions, that permit us to offer switched services at rates that are both competitive and profitable. In the event that we experience difficulties in obtaining high quality, reliable and reasonably priced service from the incumbent local exchange carriers, the attractiveness of the Company's services to our customers could be impaired.

     COMPETITIVE LOCAL EXCHANGE CARRIER AND OTHER COMPETITORS. We will compete from time to time with other competitive local exchange carriers. It is likely that in one or more of our markets we will face competition from two or more facilities-based competitive local exchange carriers. After the investment and expense of establishing a network and support services in a given market, the marginal cost of carrying an additional call is negligible. Accordingly, in Tier III Markets where there are three or more facilities-based competitive local exchange carriers, we expect substantial price competition. We believe that operations in such markets are likely to be unprofitable for one or more operators.

     We expect to face competition in each of our markets. However, we believe that our commitment to build a significant network, deploy switches and establish local sales and support facilities at the outset in each of the Tier III Markets which we target should reduce the number of facilities-based competitors and drive other entrants to focus on the resale of incumbent local exchange carrier service or the Company's services, or search for other market opportunities. We believe that each market will also see more agent and distributor resale initiatives.

REGULATION

     Our services are subject to varying degrees of federal, state and local regulation. The Federal Communications Commission exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate communications. Local governments sometimes impose franchise or licensing requirements on competitive local exchange carriers.

     FEDERAL REGULATION

     We are regulated at the federal level as a nondominant common carrier subject to minimal regulation under Title II of the Communications Act of 1934. The Communications Act of 1934 was substantially amended by the Telecommunications Act of 1996, which was signed into law by the President on February 8, 1996. This legislation provides for comprehensive reform of the nation's telecommunications laws and is designed to enhance competition in, among other markets, the local telecommunications marketplace by: (i) removing state and local entry barriers, (ii) requiring incumbent local exchange carriers to provide interconnections to their facilities, (iii) facilitating the end-users' choice to switch service providers from incumbent local exchange carriers to competitive local exchange carriers such as the Company and (iv) requiring access to rights-of-way. The legislation also is designed to enhance the competitive position of the competitive local exchange carriers and increase local competition by newer competitors such as long distance carriers, cable television companies and public utility companies. Under the Telecommunications Act, Regional Bell Operating Companies have the opportunity to provide in-region inter-LATA long distance services if certain conditions are met and are no longer prohibited from providing certain cable television services. In addition, the Telecommunications Act eliminates certain restrictions on utility holding companies, thus clearing the way for them to diversify into telecommunications services.

     The Telecommunications Act specifically requires all telecommunications carriers (including incumbent local exchange carriers and competitive local exchange carriers (such as the Company)): (i) not to prohibit or unduly restrict resale of their services; (ii) to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings; (iii) to afford access to poles, ducts, conduits and rights-of-way; and (iv) to establish reciprocal compensation arrangements for the transport and termination of telecommunications. It also requires incumbent local exchange carriers and competitive local exchange carriers to provide interconnection for the transmission and routing of telephone exchange service and exchange access. It requires incumbent local exchange carriers to provide interconnection (a) at any technically feasible point within the incumbent local exchange carrier's network, (b) that is at least equal in quality to that provided by the incumbent local exchange carrier to itself, its affiliates or any other party to which the incumbent local exchange carrier provides interconnection, and (c) at rates, terms and conditions that are just, reasonable and nondiscriminatory. Incumbent local exchange carriers also are required under the new law to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer their local telephone services for resale at wholesale rates, and to facilitate collocation of equipment necessary for competitors to interconnect with or access the unbundled network elements.

     The Telecommunications Act also removed on a prospective basis most restrictions from AT&T and the Regional Bell Operating Companies resulting from the Modified Final Judgement, which was the consent decree entered in 1982 providing for divestiture of the Regional Bell Operating Companies from AT&T in 1984. The Telecommunications Act establishes procedures under which a Regional Bell Operating Company can enter the market for "in-region" inter-LATA (i.e., long distance between specified areas) services, within the area where it provides local exchange service. The Telecommunications Act permitted the Regional Bell Operating Companies to enter the out-of-region long distance market immediately upon enactment, and Regional Bell Operating Companies can provide intra-LATA long distance services. Before the Regional Bell Operating Company can provide in-region inter-LATA services, it must obtain FCC approval upon a showing that facilities-based competition is present in its market, that the Regional Bell Operating Company has entered into interconnection agreements in the states where it seeks authority, that the interconnection agreements satisfy a 14-point "checklist" of competitive requirements, and that such entry is in the public interest. To date, such authority has not been granted, but requests by Regional Bell Operating Companies are the subject of pending appeals. The provision of inter-LATA services by Regional Bell Operating
Companies is expected to reduce the market share of major long distance carriers, and consequently, may have an adverse effect on the ability of competitive local exchange carriers to generate access revenues from the long distance carriers.

     FCC RULES IMPLEMENTING THE LOCAL COMPETITION PROVISIONS OF THE TELECOMMUNICATIONS ACT OF 1996. On August 8, 1996, the Federal Communications Commission released the Interconnection Decision which established a framework of minimum, national rules enabling state public service commissions and the FCC to begin implementing many of the local competition provisions of the Telecommunications Act of 1996. The Interconnection Decision promulgated rules to implement Congress' statutory directive concerning the interconnection obligations of all telecommunications carriers, including obligations of competitive local exchange carrier and incumbent local exchange carrier networks. The FCC prescribed certain minimum points of interconnection necessary to permit competing carriers to choose the most efficient points at which to interconnect with the incumbent local exchange carriers' networks. The FCC also adopted a minimum list of unbundled network elements that incumbent local exchange carriers must make available to competitors upon request and a methodology for states to use in establishing rates for interconnection and the purchase of unbundled network elements. The FCC also adopted a methodology for states to use when applying the Telecommunications Act's "avoided cost standard" for setting wholesale prices with respect to retail services.

     In July and October of 1997 the U.S. Court of Appeals for the Eighth Circuit vacated certain portions of the Interconnection Decision, ruling that the State public service commissions, not the Federal Communications Commission, have jurisdiction over the pricing of interconnection, unbundled network elements and resale services. The Eighth Circuit Court also ruled that the FCC's interpretation of Section 252(i) of the Telecommunications Act of 1996, the so-called "pick and choose" provision, was incorrect. The Eighth Circuit Court held that the Telecommunications Act allows competitive local exchange carriers to adopt whole interconnection agreements negotiated by other competitors, but not to "pick and choose" pieces of existing agreements. In January 1999, the United States Supreme Court reversed the Eighth Circuit's decisions, upholding the FCC's authority to establish national pricing rules for interconnection, unbundled elements and resale services. The Supreme Court also upheld the FCC's interpretation of the "pick and choose" provisions. However, the Supreme Court overturned the FCC's rules regarding what network elements must be unbundled by the Regional Bell Operating Companies, and remanded to the FCC the question of what network elements are "necessary" to competing carriers such as the Company. In addition, the Supreme Court's decision creates some uncertainty regarding the legal status of complaints filed at the FCC to enforce interconnection agreements. There can be no assurance that the Company will be able to obtain or enforce interconnection agreements on terms acceptable to the Company.

     On December 31, 1997, the U.S. District Court for the Northern District of Texas issued the SBC Decision finding that Sections 271 to 275 of the
Telecommunications Act of 1996 are unconstitutional. These sections of the Telecommunications Act impose restrictions on the lines of business in which the Regional Bell Operating Companies may engage, including establishing the conditions the Regional Bell Operating Companies must satisfy before they may provide inter-LATA long distance telecommunications services. Under the SBC Decision, the Regional Bell Operating Companies would be able to provide inter-LATA long distance telecommunications services immediately without satisfying the statutory conditions. The SBC Decision has been reversed by the U.S. Fifth Circuit Court of Appeals. Three Regional Bell Operating Companies sought review by the U.S. Supreme Court. Petitions for certiorari were denied on January 19, 1999. Therefore, the Regional Bell Operating Companies must continue to comply with the statutory provisions of the Telecommunications Act in order to obtain authority to provide in-region inter-LATA long distance services.

     OTHER REGULATION. In general, the Federal Communications Commission has a policy of encouraging the entry of new competitors, such as the Company, in the telecommunications industry and preventing anti-competitive practices. Therefore, the FCC has established different levels of regulation for dominant carriers and nondominant carriers. For domestic common carrier telecommunications regulation, large incumbent local exchange carriers such as the Regional Bell Operating Companies and GTE Corporation are currently considered dominant carriers, while competitive local exchange carriers such as the Company are considered nondominant carriers. As a nondominant carrier, the Company is subject to relatively minimal FCC regulation.

     o TARIFF. As a nondominant carrier, the Company may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization. Services of nondominant carriers have been subject to relatively limited regulation by the FCC, primarily consisting of the filing of tariffs and periodic reports concerning the carrier's interstate circuits and deployment of network facilities. However, nondominant carriers like the Company must offer interstate services on a nondiscriminatory basis, at just and reasonable rates, and remain subject to FCC complaint procedures.

     In October 1996, the FCC adopted an order (the "Detariffing Order") which eliminated the requirement that nondominant interstate carriers maintain tariffs on file with the FCC for domestic interstate services. The order provided that, after a nine-month transition period, relationships between interstate carriers and their customers would be set by contract. Several parties requested reconsideration and/or filed appeals of the Detariffing Order. On February 13, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed implementation of the Detariffing Order. If the Detariffing Order becomes effective, nondominant interstate services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their interstate services. If the Company cancels its FCC tariffs as a result of the Detariffing Order, it will need to implement replacement contracts which could result in substantial legal and administrative expense.

     o ACCESS CHARGES. The FCC has granted incumbent local exchange carriers significant flexibility in pricing their interstate special and switched access services on a specific central office by central office basis. Under this pricing scheme, incumbent local exchange carriers may establish pricing zones based on access traffic density and charge different prices for each zone. We anticipate that this pricing flexibility will result in incumbent local exchange carriers lowering their prices in high traffic density areas, the probable area of competition with the Company. We also anticipate that the FCC will grant incumbent local exchange carriers increasing pricing flexibility as the number of interconnections and competitors increases. On May 16, 1997, the FCC took action in its CC Docket No. 96-262 to reform the current interstate access charge system. The FCC adopted an order which makes various reforms to the existing rate structure for interstate access that are designed to move access charges, over time, to more cost based rate levels and structures. These changes will reduce access charges and will shift charges currently based on minutes to flat-rate, monthly per line charges. As a result, the aggregate amount of access charges paid by long distance carriers to access providers in the United States may decrease.

     The FCC also announced that it intends in the future to issue a Report and Order providing detailed rules for implementing a market-based approach to further access charge reform. That process will give incumbent local exchange carriers progressively greater flexibility in setting rates as competition develops, gradually replacing regulation with competition as the primary means of setting prices. The FCC also adopted a "prescriptive safeguard" to bring access rates to competitive levels in the absence of competition.

     This series of decisions is likely to have a significant impact on the operations, expenses, pricing and revenue of the Company. The access charge order has been affirmed by the Eighth Circuit U.S. Court of Appeals on August 19, 1998. The FCC released a Public Notice on October 6, 1998 asking the parties to refresh the record on access charge reform. The FCC specifically requested comment on pricing flexibility proposals submitted by two Regional Bell Operating Companies.

     UNIVERSAL SERVICE REFORM.

     On May 8, 1997, the Federal Communications Commission issued an order to implement the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service. The Universal Service order affirmed Congress' policy principles for universal telephone service, including quality service, affordable rates, access to advanced services, access in rural and high-cost areas, equitable and nondiscriminatory contributions, specific and predictable support mechanisms and access to advanced telecommunications services for schools, health care providers and libraries. The order added "competitive neutrality" to the FCC's universal service principles by providing that universal service support mechanisms and rules should not unfairly advantage or disadvantage one provider or technology over another. All telecommunications carriers providing interstate telecommunications services, including the Company, must contribute to the universal service support fund. The contribution factors for first quarter 1999 contributions are 3.18% for the high cost and low income fund (to be derived from the Company's estimated quarterly interstate and international gross end-user telecommunications revenue) and .58% for the schools and libraries and healthcare fund (to be derived from the Company's estimated quarterly intrastate, interstate and international gross end-user telecommunications revenue).

     STATE REGULATION

     The Company believes that most, if not all, states in which it operates or proposes to operate will require a certification or other authorization to offer intrastate services. Many of the states in which the Company operates or intends to operate are in the process of addressing issues relating to the regulation of competitive local exchange carriers. The Company will also be subject to tariff filing requirements.

     These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest.

     The Company, through its subsidiaries, KMC Telecom Inc. and KMC Telecom II, Inc., has obtained intrastate authority for the provision of its dedicated services and a full range of local switched services and long distance services. In most states, the Company is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. The Company, through its subsidiaries, KMC Telecom Inc., KMC Telecom II, Inc., and KMC Telecom III, Inc., plans to obtain additional state authorities to accommodate its business and network expansion.

     Some states impose, in addition to tariff filing requirements, reporting, customer service, and quality requirements, as well as unbundling and universal service requirements. In addition, the Company will be subject to the outcome of generic proceedings held by state utility commissions to determine state regulatory policies with respect to incumbent local exchange carrier and competitive local exchange carrier competition, geographic build-out, mandatory detariffing and other issues relevant to competitive local exchange carrier operations. Certain states have adopted specific universal service funding obligations.

     In addition to obtaining state certifications, we must negotiate terms of interconnection with the incumbent local exchange carrier before we can begin providing switched services. Our executed agreements are subject to the approval of the state commissions. State commissions have approved our agreements. We anticipate state commission approval of our other interconnection agreements.

     We believe that, as the degree of intrastate competition increases, the states will offer the incumbent local exchange carriers increasing pricing flexibility. This flexibility may present the incumbent local exchange carriers with an opportunity to subsidize services that compete with the Company's services with revenues generated from non-competitive services, thereby allowing incumbent local exchange carriers to offer competitive services at prices below the cost of providing the service. We cannot predict the extent to which this may occur, but it could have a material adverse effect on our business.

     We actively participate in various regulatory proceedings before the states, the outcome of which may establish policies that affect our competitive and/or economic position in the local and other telecommunications services markets.

     We also may be subject to requirements in certain states to obtain prior approval for, or notify the state commission of, any transfers of control, sales of assets, corporate reorganizations, issuances of stock or debt instruments and related transactions.

     Local Government Authorizations. We are required to obtain street use and construction permits and licenses and/or franchises to install and expand our fiber optic networks using municipal rights of way. In some municipalities where we have installed or anticipate constructing networks, we will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis, as well as post performance bonds or letters of credit. We are actively pursuing permits, franchises and other relevant authorities for use of rights-of-way and utility facilities in a number of cities .

FRANCHISES AND PERMITS

     The construction of a network requires the Company to obtain municipal franchises and other permits. These rights are typically the subject of non-exclusive agreements of finite duration providing for the payment of fees or the provision of services by the Company to the municipality without compensation. In addition, the Company must secure rights-of-way and other access rights which are typically provided under non-exclusive multi-year agreements, which generally contain renewal options. Generally, these rights are obtained from utilities, incumbent local exchange carriers, other competitive local exchange carriers, railroads and long distance carriers. The Telecommunications Act of 1996 requires most utilities to afford access to rights-of-way to competitive local exchange carriers on non-discriminatory terms and conditions and at reasonable rates. However, there can be no assurance that delays and disputes will not occur. The Company's agreements for rights-of-way and similar matters generally require the Company to indemnify the party providing such rights. Such indemnities could make the Company liable for actions (including negligence) of the other party.

CUSTOMERS

     No single customer accounted for more than 10% of our consolidated revenues in 1998. Our five largest customers accounted for 32% of our consolidated revenues in 1997 and 11% of our consolidated revenues in 1998. We expect customer concentration to continue to decrease as we expand into additional markets and increase full scale marketing of an integrated service package. In the near term, however, the loss of, or decrease of business from, one or more of our principal customers could have a material adverse effect on our business, financial condition and results of operations.

     Although they are not our customers, we did recognize revenue of approximately $2.9 million, or 12.9% of our 1998 revenue, from incumbent local exchange carriers primarily related to reciprocal compensation for terminating local calls from customers of the incumbent local exchange carriers to Internet service providers which are our customers. Of this amount approximately 99% is attributable to reciprocal compensation due to the Company from BellSouth. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Revenue" for a discussion of a dispute which has arisen between incumbent local exchange carriers, such as BellSouth, and competitive local exchange carriers, such as the Company, with respect to the obligation of incumbent local exchange carriers to make reciprocal compensation payments to competitive local exchange carriers with respect to the termination of local calls to Internet service providers.

EMPLOYEES

     As of February 28, 1999, we had approximately 559 full time employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement, nor have we experienced any work stoppage due to labor disputes. We believe that our relations with our employees are good.

GEOGRAPHIC AREAS

     We have no foreign operations. All of our networks are located in, and all of our revenues are attributable to, the United States.

ITEM 2.  PROPERTIES.

     The Company is headquartered in Bedminster, New Jersey in approximately 10,000 square feet of office space, approximately 7,200 of which it leases from Kamine Development Corp. (an entity controlled by Mr. Kamine, the Company's Chairman of the Board). The lease with Kamine Development Corp., which expires in January 2007, provides for a base annual rental of approximately $217,000 (adjusted periodically for changes in the consumer price index), plus operating expenses.

     The Company also maintains an operations center in an aggregate of approximately 41,000 square feet of leased space in Duluth, Georgia under leases which expire at various dates from June 2001 through February 2003. The Company also owns or leases facilities in each of its existing markets for central offices, sales offices and the location of its switches and related equipment.

     We believe that our facilities are in good condition, are suitable for our operations and that, if needed, suitable alternative space would be readily available.

ITEM 3.  LEGAL PROCEEDINGS.

     By letter dated August 29, 1997, the Company notified I-NET, Inc. that the Company considered I-NET to be in default under a Master Telecommunications System Rollout Agreement dated as of October 1, 1996 as a result of I-NET's failure to provide design plans and specifications for several systems for which it had agreed to provide such plans and specifications, to properly supervise construction of the systems or to provide personnel with the necessary expertise to manage the projects. By letter dated October 27, 1997, I-NET demanded payment of all amounts it alleged were due under that agreement and a related agreement (aggregating $4.1 million) and stated that it would invoke the arbitration provisions under the agreement if the parties could not agree as to the amount due and payment terms on or before November 27, 1997. By letter dated December 1, 1997, I-NET extended its deadline for reaching agreement to December 15, 1997. Although the Company and I-NET conducted discussions, they were unable to reach an agreement and, on February 12, 1998, the Company received a demand for arbitration from Wang Laboratories, Inc., the successor to I-NET. The demand seeks at least $4.1 million. The Company believes that it has meritorious defenses to Wang's claims and has asserted counterclaims seeking in excess of $2.5 million as a result of I-NET's defaults under the Master Telecommunications System Rollout Agreement. The arbitration proceedings are currently underway. The Company believes that resolution of this matter will not have a material adverse impact on its financial condition. No assurance can be given, however, as to the ultimate resolution of this matter.

     The Company is from time to time involved in other litigation incidental to the conduct of its business. There is no other pending legal proceeding to which the Company is a party, however, which, in the opinion of the Company's management, is likely to have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no established trading market for the Company's Common Stock, $0.01 par value per share. As of March 24, 1999 there were six holders of record of the Company's Common Stock.

     The Company has never declared nor paid cash dividends on its Common Stock and does not presently anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently expects that earnings, if any, will be retained for growth and development of the Company's business.

     The Company, as a holding company, depends upon the receipt of dividends and other cash payments from its operating subsidiaries in order to meet the Company's cash requirements. Pursuant to the terms of a Loan and Security Agreement, dated as of December 22, 1998, among our subsidiaries, KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom Leasing I, LLC, KMC Telecom Leasing II, LLC and KMC Telecom of Virginia, Inc. and a group of lenders led by First Union National Bank and Newcourt Commercial Finance Corporation (the "Senior Secured Credit Facility"), those subsidiaries are restricted in their ability to pay dividends on their capital stock. Pursuant to the terms of a Loan and Security Agreement, dated as of February 4, 1999, among our subsidiary, KMC Telecom III, Inc., Lucent Technologies, Inc. and the collateral agent thereunder (the "Lucent Facility"), KMC Telecom III, Inc. is restricted in its ability to pay dividends on its capital stock. The indenture applicable to the Company's 12 1/2% Senior Discount Notes due 2008, imposes certain restrictions upon the Company's ability to pay dividends on its capital stock.

     Subject to the foregoing and to any restrictions which may be contained in future indebtedness of the Company, the payment of cash dividends on the Common Stock will be within the sole discretion of the Company's Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company, applicable requirements of law, general economic conditions and other factors considered relevant by the Company's Board of Directors.

     On January 29, 1998, the Company sold 460,800 units to Morgan Stanley & Co. Incorporated, as Placement Agent. Each unit consisted of one 12 1/2% Senior Discount Note due 2008, with a principal amount at maturity of $1,000, and one warrant to purchase 0.21785 shares of Common Stock of the Company. The exercise price of the warrants is $.01 per share of Common Stock. The aggregate number of shares of Common Stock subject to the warrants is 100,385. The aggregate offering price of the units was $249,965,568 and the aggregate underwriting discounts and commissions were $9,998,623. Of the aggregate net proceeds of the offering of the units, after underwriting discounts, commissions and certain expenses of the offering, approximately $10,446,000 was attributed to the warrants. The sale of the units to the Placement Agent was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of that Act, on the basis that the transaction did not involve a public offering. The Placement Agent agreed that any resales which it made would be made only (i) to qualified institutional buyers as defined in Rule 144A under the Securities Act, (ii) to institutional accredited investors as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act, or (iii) outside the United States to persons other than U.S. persons in reliance upon Regulation S under the Securities Act.

     In September 1998, the Company granted options to purchase an aggregate of 262,500 shares of its Common Stock to employees of the Company and employees of certain affiliates of the Company under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. The majority of these options were issued to replace options to purchase shares of common stock of the Company's subsidiary, KMC Telecom Inc., which had been issued in earlier years, prior to the organization of the Company and the establishment of the present holding company structure. No consideration was received by the Company for the issuance of the options. The options have various exercise prices with 157,500 exercisable at an exercise price of $20 per share, 52,500 exercisable at an exercise price of $30 per share, and 52,500 exercisable at an exercise price of $40 per share. The issuance of the options was made in reliance upon the exemption from the registration requirements of the Securities Act provided by
Section 4(2) of that Act, on the basis that the transaction did not involve a public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data set forth below for the period from May 10, 1994 (date of inception) to December 31, 1994 and for the years ended December 31, 1995, 1996, 1997 and 1998 were derived from the audited financial statements of the Company and its predecessors. The data presented below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

                                                      MAY 10, 1994
                                                        (DATE OF
                                                     INCEPTION) TO
                                                      DECEMBER 31,                   YEAR ENDING DECEMBER 31
                                                                    ----------------------------------------------------------

                                                          1994           1995            1996          1997          1998
                                                          ----           ----            ----          ----          ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 STATEMENT OF OPERATIONS DATA:
 Revenue...........................................      $       -    $        -     $      205    $    3,417    $   22,425
 Operating expenses:
    Network operating costs........................              -             -          1,361         7,735        37,336
    Selling, general and administrative............              4         1,591          2,216         9,923        24,534
    Stock option compensation expense..............              -             -            240        13,870         7,080
    Depreciation and amortization..................              -             6            287         2,506         9,257
                                                         ---------    ----------     ----------    ----------    ----------
       Total operating expenses....................              4         1,597          4,104        34,034        78,207
                                                         ---------    ----------     ----------    ----------    ----------
 Loss from operations..............................             (4)       (1,597)        (3,899)      (30,617)      (55,782)
 Interest income...................................              -             -              -           513         8,818
 Interest expense (a)..............................              -           (23)          (596)       (2,582)      (29,789)
                                                         ---------    ----------     ----------    ----------    ----------
 Net loss..........................................             (4)       (1,620)        (4,495)      (32,686)      (76,753)
 Dividends and accretion on redeemable preferred
    stock..........................................              -             -              -        (8,904)      (18,285)
                                                         ---------    ----------     ----------    ----------    ----------
Net loss applicable to common shareholders........       $      (4)   $   (1,620)    $   (4,495)   $  (41,590)   $  (95,038)
                                                         =========    ==========     ==========    ==========    ==========
 Net loss per common share.........................      $   (0.01)   $    (2.70)    $    (7.49)   $   (64.93)   $  (114.42)
                                                         =========    ==========     ==========    ==========    ==========
 Weighted average common shares outstanding........            600           600            600           641           831
                                                         =========    ==========     ==========    ==========    ==========

 Other Data:
 Capital expenditures (including acquisition)......      $       -    $    3,498     $    9,111    $   61,146    $  161,803
 EBITDA(b).........................................             (4)       (1,591)        (3,613)      (28,111)      (46,525)
 Cash used in operating activities.................              4          (779)        (2,687)       (8,676)      (33,573)
 Cash used in investing activities.................              -        (1,920)       (10,174)      (62,992)     (180,198)
 Cash provided in financing activities.............              1         2,728         14,314        85,734       219,399
 Ratio of earnings to fixed charges (c)............              -             -              -             -             -

                                                                                AS OF DECEMBER 31,
                                                     -------------------------------------------------------------------------
                                                          1994           1995            1996          1997          1998
                                                          ----           ----            ----          ----          ----
                                                                                   (IN THOUSANDS)
                                                                                   --------------
 BALANCE SHEET DATA:
 Cash and cash equivalents......................         $       6    $       34     $    1,487   $   15,553     $   21,181
 Investments held for future capital expenditures                -             -              -            -         27,920
 Networks and equipment, net....................                 -         3,496         12,347       71,371        224,890
 Total assets...................................                 8         3,704         16,715       95,943        311,310
 Long-term debt.................................                 -         2,727         12,330       61,277        309,225
 Redeemable preferred stock.....................                 -             -              -       35,925         52,033
 Redeemable common stock and warrants...........                 -             -              -       11,726         22,979
 Total nonredeemable equity (deficiency)........                 (3)      (1,623)           389      (26,673)      (104,353)

                    ACCOMPANYING NOTES ARE ON FOLLOWING PAGE.

(a) Excludes capitalized interest of (i) $37,000 for 1995, (ii) $103,000 for 1996, (iii) $854,000 for 1997 and (iv) $5.1 million for 1998. During the construction of the Company's networks, the interest costs related to construction expenditures are capitalized.

(b) EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with GAAP. EBITDA is not calculated under GAAP and is not necessarily comparable to similarly titled measures of other companies. For a presentation of cash flows calculated under GAAP, see the Company's historical financial statements contained in "Item 8. Financial Statements and Supplementary Data."

(c) The ratio of earnings to fixed charges is computed by dividing pretax income from continuing operations before fixed charges (other than capitalized interest) by fixed charges. Fixed charges consist of interest charges, dividend obligations and amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense the Company believes to be representative of interest. For 1994, 1995, 1996, 1997 and 1998, earnings were insufficient to cover fixed charges by $4,475, $1.8 million, $4.6 million, $33.5 million, and $81.9 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the historical results of the Company. Due to the limited operating history, startup nature and rapid growth of the Company, period-to-period comparisons of financial data are not necessarily indicative, and you should not rely upon them as an indicator of the future performance of the Company. The following discussion includes forward-looking statements.

OVERVIEW

     GENERAL. We are a facilities-based competitive local exchange carrier providing telecommunications and data services in Tier III Markets. The markets in which we operate are predominately located in the Southeastern and Midwestern United States. We target business, government and institutional end-users, as well as Internet service providers, long distance carriers and wireless service providers. Our objective is to provide our customers with a complete solution for their communications needs. We currently provide on-net local dial tone, special access, private line, Internet access, ISDN and a variety of other advanced services and features.

     We have invested significant capital and effort in developing our telecommunications business. This capital has been invested in the development of our networks, the hiring of an experienced management team, the development and installation of operating systems, the introduction of services, marketing and sales efforts, and acquisitions. We expect to make increasing capital expenditures to build additional networks, to expand current networks to additional customer buildings, long distance carrier points of presence and incumbent local exchange carrier central offices, and to broaden our service offerings, and may consummate acquisitions. Proper management of the Company's growth will require us to maintain cost controls, continue to assess market potential, ensure quality control in implementing our services as well as to expand our internal management, customer care and billing and information systems, all of which will require substantial investment.

     The development, construction and expansion of our networks requires significant capital, a large portion of which is invested before any revenue is generated. We have incurred, and expect to continue to incur, significant and increasing operating losses, negative EBITDA and net cash outflows for operating and investing activities while we expand our network operations and build our customer base. Based on our experience to date and that of our competitors, we estimate that a new network will begin to generate positive EBITDA within 24 to 36 months after commencement of commercial operations. Construction periods and operating results will vary from network to network. There can be no assurance that we will be able to establish a sufficient revenue-generating customer base or gross margins in any particular market or on a consolidated basis.

     The facilities-based competitive local exchange carrier business is capital intensive. We estimate that the total initial costs associated with the purchase and installation of fiber optic cable and transmission and switching equipment, including capitalized engineering costs, will average approximately $8.0 million to $10.0 million for each standard Tier III network, depending upon the size of the market served, the scope and complexity of the network, and the proportion of aerial to underground fiber deployment. Our actual costs could vary significantly from this range. The amounts and timing of these expenditures are subject to a variety of factors that may vary significantly with the geographic and demographic characteristics of each market. In addition to equipment and construction expenditure requirements, upon commencement of the construction phase of a network we begin to incur direct operating costs for such items as salaries and rent. As network construction progresses, we incur costs associated with construction, including preparation of rights-of-way, and increased sales, marketing, operating and administrative expenses. We capitalize certain direct costs related to network planning and construction costs for new networks.

     The initial construction of a network takes approximately six months, depending upon the size and complexity of the network. The time required during the construction phase is also significantly influenced by the number of route miles involved, the mix of aerial versus underground fiber deployment, possible delays in preparing rights-of-way, provisioning fiber optic cable and electronic equipment, and required construction permits and other factors, including weather.

     LOCAL SERVICES. To facilitate our entry into local services, we plan to install switching equipment in all of our markets. Switches are in commercial operation in twenty-two of our existing markets. We expect to have a switch in commercial operation in our remaining existing network no later than the second quarter of 1999. We intend to install Lucent Technologies, Inc. switches in any future networks which we may build. Once a switch is commercially operational, we offer local dial tone and value-added enhanced services such as ISDN, Centrex-type, voice mail and other custom calling features, and switched data services.

     We expect operating margins to improve as switching becomes operational and switched services are provided on-net, the network is expanded (primarily by adding buildings to the network), and larger volumes of traffic are carried on the Company's network. Although under the Telecommunications Act of 1996 the incumbent local exchange carriers are required to unbundle local network elements, thereby decreasing operating expenses by permitting us to purchase only the origination and termination services we need, we cannot assure you that such unbundling will be effected in a timely manner and result in prices favorable to the Company.

     REVENUE. Historically, we have derived our revenue primarily from resale of switched services, along with special access, private line and Internet access services provided on our facilities. Future revenues will include increasing amounts of on-net switch-based services, long distance services and value-added enhanced services, such as ISDN, Centrex-type services, BRI, PRI and port wholesale. The Company maintains interconnection agreements with incumbent local exchange carriers in each state in which it operates. Among other things, these contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic of Internet service providers in each state. The Regional Bell Operating Companies have advised competitive local exchange carriers, such as the Company, that they do not consider calls in the same local calling area which are placed by their customers to competitive local exchange carrier customers which are Internet service providers to be local calls under the interconnection agreements. The Regional Bell Operating Companies claim that these calls should be classified as exchange access calls, even though the Federal Communications Commission exempted local calls for Internet service providers from payment of access charges. The Regional Bell Operating Companies claim that, as a result, they do not owe any compensation to competitive local exchange carriers for transporting and terminating these calls. The Regional Bell Operating Companies have threatened to withhold, and in many cases have withheld, reciprocal compensation to competitive local exchange carriers for the transport and termination of these calls. During 1998, the Company recognized revenue from incumbent local exchange carriers of approximately $2.9 million, or 12.9% of 1998 revenue, for these services. Payments of approximately $135,000 were received from the incumbent local exchange carriers during 1998. Management believes reciprocal compensation for Internet traffic to be an industry-wide matter that will ultimately be resolved on a state-by-state basis. To date, twenty-nine state commissions have ruled on the issue and found that incumbent local exchange carriers must pay compensation to competitive carriers for local calls to Internet service providers located on competitive carriers' networks. A number of other state commissions currently have proceedings pending to consider this matter. The Federal Communications Commission has concluded that calls to Internet service providers are interstate calls and are therefore exempt from local termination charges. However, the FCC also stated that existing interconnection agreements providing for such termination charges must be honored by the incumbent local exchange carriers. The Company accounts for reciprocal compensation with the incumbent local exchange carriers, including the activity associated with the disputed Internet service provider traffic, as local traffic pursuant to the terms of its interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. The circumstances surrounding the dispute are considered by management periodically in determining whether reserves against unpaid balances are warranted. As of December 31, 1998, no reserves have been considered necessary by management.

     OPERATING EXPENSES. Our principal operating expenses consist of network operating costs, selling, general and administrative expenses, stock option compensation expense, depreciation and amortization, and interest expense. Network operating costs include charges from incumbent local exchange carriers for resale services, termination and unbundled network element charges; charges from long distance carriers for resale of long distance services; salaries and benefits associated with network operations, billing and information services and customer care personnel; franchise fees and other costs, including direct city administration costs. Network operating costs also include a percentage of both our intrastate and interstate revenues which we pay as universal service fund charges. Selling, general and administrative expenses consist of sales personnel and support costs, corporate and finance personnel and support costs, legal and accounting expenses. Depreciation and amortization includes charges related to plant, property and equipment and amortization of intangible assets, including franchise acquisition costs. We expect depreciation and amortization expense to increase as we place additional networks into service. Interest expense includes interest charges on our 12 1/2% Senior Discount Notes and our Senior Secured Credit Facility and, in the future, will include interest charges on the Lucent Facility. Interest expense also includes amortization of deferred financing costs. Interest expense will increase substantially in future periods as a result of the issuance of the 12 1/2% Senior Discount Notes and increased borrowings under the expanded Senior Secured Credit Facility and the Lucent Facility, discussed below, to finance network build-out.


RESULTS OF OPERATIONS

1998 COMPARED TO 1997

     REVENUE. Revenue increased from $3.4 million for 1997 to $22.4 million for 1998. This increase is primarily attributable to the fact that for 1998 we had eight systems in commercial operation during the entire period, as well as 14 additional systems which became commercially operational at various points during the period, as compared to 1997 when we had only one system in commercial operation during the entire period, with 7 systems becoming commercially operational at various points during the period. In addition, each of our networks that was commercially operational during 1997 generated increased revenues during 1998. Revenue for 1997 and 1998 included $2.3 million and $14.2 million (including $2.9 million of revenue from reciprocal compensation in 1998), respectively, of revenue derived from resale of switched services and an aggregate of $1.1 million and $8.2 million, respectively, of revenue derived from on-net special access, private line and switched services.

     NETWORK OPERATING COSTS. Network operating costs increased from $7.7 million in 1997 to $37.3 million in 1998. This increase of approximately $29.6 million was due primarily to the increase in the number of systems in commercial operation in 1998 and the related increases of $14.5 million in costs associated with providing resale and unbundled network element services, $5.3 million in personnel costs, $1.6 million in consulting and professional services costs, $3.4 million in contracted network support costs, and $1.1 million in facilities related costs, $1.0 million in travel related costs and $2.7 million in other direct operating costs.

     Costs associated with providing on-net services were greater than revenue generated from on-net services because we were required to hire personnel and staff local offices prior to generating revenue and obtaining sufficient revenue volume to cover such fixed operating costs.

     Costs associated with providing resale services are greater than the revenues currently generated because of narrow discounts on ongoing resale services provided to us by the incumbent local exchange carriers and because initial installation charges by the incumbent local exchange carrier to us are greater than our installation charges to our customers. Resale is primarily an interim strategy for us to create a backlog of customers to be transitioned to our on-net switched facilities once our own switches become commercially operational.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $9.9 million in 1997 to $24.5 million in 1998. This increase of approximately $14.6 million resulted primarily from increases of $8.5 million in personnel costs, $900,000 in professional costs (consisting primarily of legal costs), and $1.2 million in travel related costs, as well as increases in other marketing and general and administrative costs aggregating approximately $4.0 million.

     STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, decreased from $13.9 million in 1997 to $7.1 million in 1998. This decrease reflects reduced charges in 1998 related to changes in the fair value of the Company's Common Stock and lower amortization expense related to the vesting terms of the options during 1998, as compared to the level of such charges in 1997. The expense charge for 1998 includes the net effect of a credit resulting from the termination of the KMC Telecom Inc. stock option plan, which was substantially offset by a charge related to the adoption of the KMC Telecom Holdings, Inc. stock option plan in September 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $2.5 million for 1997 to $9.3 million for 1998, primarily as a result of depreciation expense associated with the greater number of networks in commercial operation during 1998, as well as higher amortization of intangible assets.

     INTEREST EXPENSE. Interest expense increased from $2.6 million in 1997 to $29.8 million in 1998. This increase resulted primarily from the issuance of the 12 1/2% Senior Discount Notes during the first quarter of 1998, which generated interest expense of $29.6 million in 1998, as well as the increased expense attributable to the higher level of borrowings under the predecessor to the Senior Secured Credit Facility in 1998. The Company capitalized interest of $5.1 million related to network construction projects during 1998 and $854,000 during 1997.

     NET LOSS. For the reasons stated above, net loss increased from $32.7 million for 1997 to $76.8 million for 1998.

1997 COMPARED TO 1996

     REVENUE. Revenue increased from $205,000 for 1996 to $3.4 million for 1997. Revenue increased primarily because we began aggressively marketing our services in our first market, Huntsville, Alabama, which generated $1.6 million of revenue for 1997. In addition, the network in Melbourne, Florida, which we purchased during 1997, and the six other systems which became commercially operational during 1997, generated an aggregate of $1.8 million in revenue during 1997. Furthermore, we initiated marketing efforts in May 1997 in all of the markets in which our networks had become commercially operational or in which we were constructing networks. For 1997, out of total revenues of $3.4 million, we derived $2.3 million from resale of switched services and $1.1 million from special access and private line services, of which $943,000 was generated by on-net services.

     NETWORK OPERATING COSTS. Network operating costs increased from $1.4 million for 1996 to $7.7 million for 1997. The increase was due primarily to costs of $2.4 million associated with hiring personnel and staffing local offices, $1.8 million in selling, customer care, insurance, facilities and other direct operating costs and $2.1 million in costs associated with providing resale services which we initiated in May 1997.

     Costs associated with providing on-net services were greater than revenue generated from on-net services because we were required to hire personnel and staff local offices prior to generating revenue and obtaining sufficient revenue volume to cover such fixed operating costs.

     Costs associated with providing resale services are greater than the revenues currently generated because of narrow discounts on ongoing resale services provided to us by the incumbent local exchange carriers and because initial installation charges by the incumbent local exchange carrier to us are greater than our installation charges to our customers. Resale is primarily an interim strategy for us to create a backlog of customers to be transitioned to our on-net switched facilities once our own switches become commercially operational.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $2.2 million for 1996 to $9.9 million for 1997. The increase was due primarily to increases of $4.3 million attributable to hiring additional personnel in all categories, particularly in senior management and sales and marketing, $1.1 million in consulting costs (primarily related to marketing services), and $1.2 million in legal expenditures (primarily incurred in connection with vendor contracts and regulatory activities). We expect that selling, general and administrative expenses will continue to increase in absolute terms as we continue to expand our network services and marketing activities, but that they will decline as an overall percentage of revenue.

     STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, increased from $240,000 in 1996 to $13.9 million in 1997. The increase was due primarily to an increase in the fair value of KMC Telecom Inc.'s common stock.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $287,000 for 1996 to $2.5 million for 1997. The increase reflected the six networks that became commercially operational and the one network that was purchased during 1997 as well as higher amortization of intangible assets.

     INTEREST EXPENSE. Interest expense increased from $596,000 for 1996 to $2.6 million for 1997, primarily reflecting borrowings under the predecessor to the Senior Secured Credit Facility in 1997, as well as amortization of deferred financing costs of $561,000. We capitalized interest of $854,000 related to network construction projects during 1997. Interest expense will continue to increase as a result of the issuance of the 12 1/2% Senior Discount Notes and to the extent that we increase our borrowings under the Senior Secured Credit Facility.

     NET LOSS. For the reasons stated above, net loss increased from $4.5 million for 1996 to $32.7 million for 1997.

STOCK COMPENSATION PLAN

     During 1996 and 1997, KMC Telecom Inc., now one of the Company's principal operating subsidiaries, granted options to purchase shares of KMC Telecom Common Stock pursuant to its 1996 Stock Purchase and Option Plan for Key Employees of KMC Telecom Inc. and Affiliates (the "KMC Telecom Stock Option Plan"). On June 26, 1998, the Board of Directors of the Company adopted, effective upon stockholder approval, the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates which authorizes the grant of options to purchase Common Stock of the Company (the "KMC Holdings Stock Option Plan"). During the third quarter of 1998, the Company replaced the options to purchase KMC Telecom Common Stock previously granted under the KMC Telecom Stock Option Plan, with options to purchase Common Stock of the Company granted under the KMC Holdings Stock Option Plan and granted options to certain additional employees of the Company. The Company, upon cancellation of the outstanding options under the KMC Telecom Stock Option Plan, reversed all compensation expense previously recorded with respect to such options. Additionally, to the extent the fair value of the Common Stock of the Company exceeds the exercise price of the options granted under the KMC Holdings Stock Option Plan, the Company will recognize compensation expense related to such options over their vesting period. The net effect of the cancellation of the options outstanding under the KMC Telecom Stock Option Plan and the grant of options under the KMC Holdings Stock Option Plan resulted in a credit to compensation expense of approximately $600,000 in 1998.

     Certain provisions in the stock option awards granted under the KMC Holdings Stock Option Plan will necessitate that such awards be treated as variable stock compensation awards pursuant to Accounting Principles Board
Opinion No. 25. Accordingly, compensation expense will be charged or credited periodically through the date of exercise or cancellation of such stock options, based on changes in the value of the Company's stock as well as the vesting schedule of such options. These compensation charges or credits are non-cash in nature, but could have a material effect on the Company's future reported results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred significant operating and net losses as a result of the development and operation of our networks. We expect that such losses will continue, as we emphasize the development, construction and expansion of our networks and build our customer base, and that we will generate operating losses. As a result, cash provided by operations will not be sufficient to fund the expansion of our networks and service capabilities. We have financed our operating losses and capital expenditures with equity invested by our founders, preferred stock placements, credit facility borrowings and the 12 1/2% Senior Discount Notes.

     In February, 1999, we issued 25,000 shares of Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, 40,000 shares of Series F Senior Redeemable, Exchangeable, PIK Preferred Stock and warrants to purchase 24,660 shares of our Common Stock for aggregate gross proceeds of $65.0 million.

     In February 1999, our subsidiary, KMC Telecom III, Inc., which will own the approximately ten additional networks which we currently plan to construct by the end of the second quarter of 2000, entered into a secured vendor financing facility with Lucent Technologies, Inc. (the "Lucent Facility"). Under this facility, KMC Telecom III, Inc. will be permitted to borrow, subject to certain conditions, up to an aggregate of $600.0 million, primarily for the purchase from Lucent of switches and other telecommunications equipment. At the present time, only $125.0 million is available under this facility. An additional $125.0 million will become available when KMC Telecom III, Inc. receives an additional $35.0 million of funded equity or qualified intercompany loans, as defined in the facility. The balance of $350.0 million will become available only upon (a) additional lenders agreeing to participate in the facility so that Lucent's own aggregate commitment does not exceed $250.0 million and (b) the Company satisfying certain other requirements, the most significant of which is the Company raising, and contributing to KMC Telecom III, Inc., at least $300.0 million from the sale of high yield debt or equity.

     In December 1998, we refinanced and expanded our $70.0 million senior secured credit facility with Newcourt Commercial Finance Corporation (which was formerly known as AT&T Commercial Finance Corporation). Under the refinanced and expanded facility, which is with a group of lenders led by First Union National Bank and Newcourt Finance (the "Senior Secured Credit Facility"), our subsidiaries KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom Leasing I, LLC, KMC Telecom Leasing II, LLC and KMC Telecom of Virginia, Inc., which own our existing twenty-three networks, are permitted to borrow up to an aggregate of $250.0 million, subject to certain conditions, for the purchase of fiber optic cable, switches and other telecommunications equipment and, once certain financial conditions are met, for working capital and other general corporate purposes.

     In January 1998, the Company sold 460,800 units, each unit consisting of one 12 1/2% Senior Discount Note due 2008, with an aggregate principal at maturity of $1,000, and one warrant to purchase 0.21785 shares of Common stock at an exercise price of $.01 per share. The gross and net proceeds of the offering were approximately $250.0 million and $236.4 million, respectively. The 12 1/2% Senior Discount Notes are unsecured, unsubordinated obligations of KMC Telecom Holdings, Inc. and mature on February 15, 2008.

     Net cash provided by financing activities from borrowings and equity issuances was $219.4 million for 1998. The Company's net cash used in operating and investment activities was $213.8 million for 1998.

     The Company made capital expenditures of $9.1 million in 1996, $61.1 million in 1997 (including the acquisition of the Melbourne, Florida network for a purchase price of $2.0 million) and $161.8 million in 1998. The Company currently plans to make additional capital expenditures of approximately $200.0 million during 1999. Continued significant capital expenditures are expected to be made thereafter. The majority of these expenditures is expected to be made for network construction and the purchase of switches and related equipment to facilitate the offering of the Company's services. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

     At December 31, 1998 the Company had outstanding commitments aggregating approximately $30.6 million related to the purchase of fiber optic cable and telecommunications equipment as well as engineering services, principally under the Company's agreements with Lucent Technologies, Inc.

     At December 31, 1998, the Company had $41.4 million of indebtedness outstanding under the Senior Secured Credit Facility, and had $208.6 million in borrowing capacity available under the Senior Secured Credit Facility, subject to certain conditions.

     We believe that our cash, investments held for future capital expenditures and borrowings available under the Senior Secured Credit Facility and the Lucent Facility, together with the net proceeds from our February 1999 issuance of our Series E and Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, will be sufficient to meet our liquidity needs through the completion of our existing twenty-three networks and the approximately ten additional networks currently planned for completion by the end of the second quarter of 2000, although we can give no assurance in this regard. Thereafter, the Company will require additional financing. However, in the event that our plans change, the assumptions upon which our plans are based prove inaccurate, we expand or accelerate our business plan or we determine to consummate acquisitions, the foregoing sources of funds may prove insufficient to complete all such networks, and we may be required to seek additional financing. Additional sources of financing may include public or private equity or debt financings by the Company, capitalized leases and other financing arrangements.

     Pursuant to certain provisions of our Series A Cumulative Convertible Preferred Stock and Series C Cumulative Convertible Preferred Stock, we may not increase the authorized number of shares of our preferred stock or common stock without the consent of the holders of two-thirds of the shares of both those series. The Company has only three million shares of common stock authorized. We can give no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms or within the limitations contained in our Senior Secured Credit Facility, the Lucent Facility, the indenture applicable to our 12 1/2% Senior Discount Notes, the terms of our preferred stock or any future financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures, which would have a material adverse effect on our business, financial condition and results of operations. Such a failure could also limit our ability to make principal and interest payments on our outstanding indebtedness and meet our dividend and redemption obligations with respect to our preferred stock. The Company has no working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. We can give no assurance that such financing will be available to the Company in the future or that, if such financing were available, it would be available on terms and conditions acceptable to the Company.

     As of December 31, 1998, the Company and its subsidiaries had consolidated net operating loss carryforwards for United States income tax purposes of approximately $59.0 million which expire through 2013. Under Section 382 of the Internal Revenue Code of 1986, as amended, if the Company undergoes an "ownership change," its ability to use its pre-ownership change net operating loss carryforwards (net operating loss carryforwards accrued through the date of the ownership change) would generally be limited annually to an amount equal to the product of (i) the long-term tax-exempt rate for ownership changes prescribed monthly by the Treasury Department and (ii) the value of the Company's outstanding equity immediately before the ownership change excluding certain capital contributions. Any allowable portion of the pre-ownership change net operating loss carryforwards that is not used in a particular taxable year following the ownership change could be carried forward to subsequent taxable years until the net operating loss carryforwards expire, usually 15 years after they are generated. As a result of the cumulative effect of issuances of preferred and common stock through September 22, 1997, KMC Telecom Inc. has undergone an ownership change.

     For financial reporting purposes, the Company has an aggregate of approximately $109.0 million of loss carryforwards and net temporary differences at December 31, 1998. At existing tax rates the future benefit of these items approximates $42.0 million. A valuation allowance has been established equal to the entire net tax benefit associated with all carryforwards and temporary differences at December 31, 1998 as their realization is uncertain.

YEAR 2000 COMPLIANCE

     Similar to all businesses, the Company may be affected by the inability of certain computer software to distinguish between the years 1900 and 2000 due to a commonly-used programming convention. Unless such programs are modified or replaced prior to January 1, 2000, calculations based on date arithmetic or logical operations performed by such programs may be incorrect.

     Management's plan to address the effect of the Year 2000 issue focuses on the following areas: applications systems (including the Company's billing system and financial software), infrastructure (including personal computers and servers used throughout the Company), and other third party business partners, vendors and suppliers. Management's analysis and review of these areas is comprised primarily of the following phases: developing an inventory of hardware, software and embedded chips; assessing the degree to which each area is currently compliant with Year 2000 requirements; performing renovations, repairs and replacements as needed to attain compliance; testing to ensure compliance; and, developing a contingency plan for each area if the Company's initial efforts to attain compliance are either unsuccessful or untimely.

     Management completed the inventory and assessment phases of the project during the fourth quarter of 1998. The renovation, repair and replacement phase and the testing phase have commenced; however, the Company expects to continue these phases throughout 1999.

     Further, the Company is currently in the process of implementing new billing software systems, operational software systems and financial and personnel software systems. Although these implementations were made necessary by the expansion of the Company's business and were not directly related to Year 2000 issues, they have enabled the Company to utilize new software for these purposes which the respective suppliers have certified as Year 2000 compliant.

     Costs incurred to date have primarily consisted of labor from the redeployment of existing information services and operational resources. The Company expects to spend approximately $150,000 for these Year 2000 compliance efforts which will be expensed as incurred. Such amount does not include the costs of the new billing software, operational software and financial and personnel software systems which are being implemented as a result of the expansion of the Company's business.

     If the software applications of the local exchange carriers, long distance carriers or others on whose services the Company depends or with which the Company's systems interact are not Year 2000 compliant, it could affect the Company's systems which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has formed a contingency team to develop a work plan in the event that certain programs and hardware are not fully compliant and operational before January 1, 2000. The costs associated with this effort are currently being evaluated and cannot yet be determined. In the event that certain, or all, of the contingency plans are deployed, the Company will incur additional costs; however, as contingency plans are not yet developed, these costs are indeterminable at present.

     Although the Company does not presently anticipate a material business interruption as a result of the Year 2000 issue, the worst case scenario if all of the Company's Year 2000 efforts fail would result in a daily loss of revenues of approximately $100,000 calculated based upon 1998 revenues.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS

     LIMITED OPERATING HISTORY; NEGATIVE GROSS PROFITS, OPERATING LOSSES AND NEGATIVE CASH FLOW

     The  Company  was  formed  in  September  1997 as a  holding  company.  The
Company's subsidiaries commenced operations in 1994 and, as a result, the Company has a limited operating history and limited revenues. We have only recently completed the process of building many of our networks. Our prospects must be considered in the light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development. In connection with the construction of our networks we have incurred and expect to continue to incur significant and increasing negative gross profits, operating losses and negative EBITDA while we expand our business and build our customer base. We can give no assurance that an adequate customer base with respect to any or all of our services will be obtained or sustained.

Our negative gross profits, operating losses, negative EBITDA, cash used by operations and capital expenditures are expected to increase as a result of the continuation of our expansion strategy. We can give no assurance that we will achieve or sustain profitability or generate positive EBITDA or at any time have sufficient resources to meet our capital expenditure and working capital requirements or make payments on our indebtedness. We must significantly increase our revenues and cash flows to meet our debt service and preferred stock dividend obligations.

     SUBSTANTIAL INDEBTEDNESS

     At December 31, 1998, we had outstanding approximately $309.2 million of indebtedness. Our indebtedness could have important consequences including the following:

     o our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes will be limited,

     o a substantial portion of our cash flow from operations will be required to make debt service payments,

     o our leverage could limit our flexibility in planning for, or reacting to changes in, our business, making us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage, and

     o our vulnerability in the event of a downturn in our business will be increased.

     Failure by the Company to meet its obligations could result in a default on our indebtedness which would permit the holders of all of our indebtedness to accelerate the maturity thereof.

     In connection with the buildup of our networks and expansion of our services, we have been experiencing increasing negative EBITDA and our earnings were insufficient to cover fixed charges for 1996, 1997 and 1998. We can give no assurance that we will be able to improve our earnings before fixed charges or EBITDA or that we will be able to meet our debt service obligations.

     We cannot assure you that our cash flow from operations and capital resources will be sufficient to repay our 12 1/2% Senior Discount Notes, Senior Secured Credit Facility and Lucent Facility in full and a substantial portion of our indebtedness will need to be refinanced. We can give no assurance that we will be able to effect such refinancings.

     You should be aware that our ability to repay or refinance our current debt depends on our successful financial and operating performance and our ability to successfully implement our business strategy. Unfortunately, we cannot assure you that we will be successful in implementing our strategy or in realizing our anticipated financial results. You should also be aware that our financial and operational performance depends upon a number of factors, many of which are beyond our control. These factors include:

     o the economic and competitive conditions in the telecommunications network industry,

     o any operating difficulties, increased operating costs or pricing pressure we may experience,

     o the passage of legislation or other regulatory developments that may adversely affect us,

     o    any delays in implementing any strategic projects, and

     o our ability to complete our networks on time and in a cost-effective manner.

     The Senior Secured Credit Facility, the Lucent Facility and the indenture applicable to our 12 1/2% Senior Discount Notes contain a number of significant covenants. These covenants limit our ability to, among other things:

     o    borrow additional money,

     o    make capital expenditures and other investments,

     o    pay dividends,

     o    merge, consolidate, or dispose of our assets, and

     o    enter into transactions with our affiliates.

     Under the Senior Secured Credit Facility and the Lucent Facility, our subsidiaries are required to meet certain financial tests at the end of each quarter. Failure to comply with these covenants could limit our ability to make further borrowings, or could result in a default under the Senior Secured Credit Facility and/or the Lucent Facility, allowing the lenders to accelerate the maturity of the loans made thereunder. There can be no assurance that we will be able to comply with such covenants in the future.

     SIGNIFICANT CAPITAL REQUIREMENTS

     Our current plans for expansion of existing networks, the development of new networks, the further development of our products and services and the continued funding of operating losses will require substantial additional cash from outside sources. We anticipate that our capital expenditures for 1999 will be approximately $200.0 million, that we will have substantial net losses to fund in 1999 and future years and that our substantial cash requirements will continue into the foreseeable future. We believe that our cash, investments held for future capital expenditures, borrowings available under our Senior Secured Credit Facility and the Lucent Facility, together with the net proceeds from our February 1999 issuance of our Series E and Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, will provide sufficient funds for us to expand our business as currently planned and to fund our currently anticipated expenses through the completion of our twenty-three existing networks and the approximately ten additional networks currently planned for completion by the end of the second quarter of 2000. Thereafter, we will require additional financing. However, in the event that our plans change, the assumptions upon which our plans are based prove inaccurate, we expand or accelerate our business plan or we determine to consummate acquisitions, the foregoing sources of funds may prove to be insufficient to complete all such networks and we may require additional financing. Additional sources of financing may include public or private equity or debt financings by the Company, capitalized leases and other financing arrangements. Pursuant to certain provisions of our Series A Cumulative Convertible Preferred Stock and Series C Cumulative Convertible Preferred Stock we may not increase the authorized number of shares of preferred stock or common stock of the Company without the consent of the holders of two-thirds of the shares of both those Series. The Company has only three million shares of Common Stock authorized. We can give no assurance that additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms or within the limitations contained in our Senior Secured Credit Facility, the Lucent Facility, the indenture applicable to our 12 1/2% Senior Discount Notes, the terms of our preferred stock or in any future financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures, which would have a material adverse effect on our business prospects.

     HOLDING COMPANY'S RELIANCE ON SUBSIDIARIES' FUNDS; PRIORITY OF OTHER CREDITORS

     We are a holding company whose sole material asset is the common stock of our subsidiaries. We have pledged all of the common stock of KMC Telecom Inc., KMC Telecom II, Inc. and KMC Telecom of Virginia, Inc., which own our twenty-three existing networks, to the collateral agent under our Senior Secured Credit Facility. In addition, all of the common stock of KMC Telecom III, Inc., which will own the approximately ten new networks currently planned for completion by the end of the second quarter of 2000, has been pledged to the collateral agent under the Lucent Facility. We also loaned or contributed a substantial portion of the net proceeds from the offering of our 12 1/2% Senior Discount Notes to certain of our subsidiaries. We must rely upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our obligations. The subsidiaries are legally distinct from the Company and have no obligation, contingent or otherwise, to make funds available for such obligations, except to the extent that they may be obliged to repay loans made to them by the Company. The ability of our subsidiaries to make such payments to the Company will be subject to, among other things, the availability of funds, the terms of each subsidiary's indebtedness and applicable state laws. In particular, our Senior Secured Credit Facility and the Lucent Facility prohibit our subsidiaries which are borrowers thereunder from paying dividends and principal and interest on intercompany borrowings unless they meet certain financial performance standards. Accordingly, we can give no assurance that we will be able to obtain any funds from our subsidiaries. Claims of creditors of the Company's subsidiaries, including trade creditors, will generally have priority as to the assets of such subsidiaries over the claims of the Company and the holders of the Company's indebtedness and capital stock. We have unconditionally guaranteed the repayment of the Senior Secured Credit Facility and a portion of the Lucent Facility when such repayment is due, whether at maturity, upon acceleration, or otherwise. We have agreed to pay all amounts outstanding under the Senior Secured Credit Facility and up to $250.0 million under the Lucent Facility on demand, upon the occurrence and during the continuation of any event of default thereunder.

     COMPETITION

     The telecommunications industry is extremely competitive, particularly with respect to price and service. We face competition in all of our markets. Generally, our incumbent local exchange carrier competitor is one of the Regional Bell Operating Companies, one of GTE Corporation's subsidiaries or one of Sprint Corporation's subsidiaries. The incumbent local exchange carriers have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours, have the potential to fund competitive services with revenues from a variety of businesses and currently benefit from certain existing regulations that favor the incumbent local exchange carriers over us in certain respects.

     We do not believe that Tier III markets can profitably support more than two competitors to the incumbent local exchange carrier. Accordingly, we believe that once we have completed the construction of our network backbone and the installation of our switch in a given market, potential new entrants in that market are likely to seek to deploy their capital elsewhere. We will generally continue to build in our markets after initial backbone construction and switch installation. We expect that this demonstration of our commitment to our markets will further deter new entrants.

     However, it is likely that in one or more of our markets we will face competition from two or more facilities-based competitive local exchange carriers. After the investment and expense of establishing a network and support services in a given market, the marginal cost of carrying an additional call is negligible. Accordingly, in Tier III Markets where there are three or more facilities-based competitive local exchange carriers, we expect substantial price competition. We believe that operations in such markets are likely to be unprofitable for one or more operators.

     Potential competitors in our markets include microwave and satellite carriers, wireless telecommunications providers, cable television companies, utilities and Regional Bell Operating Companies seeking to operate outside their current local service areas. In particular, utilities and cable companies are likely competitors given their existing rights of way. In addition, there may be future competition from large long distance carriers, such as AT&T and MCI WorldCom, which have begun to offer integrated local and long distance telecommunications services. AT&T, TCI and Teleport also recently announced their intention to offer local services. Consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors to the Company. One of the primary purposes of the Telecommunications Act of 1996 is to promote competition, particularly in local markets. We believe that Tier III Markets will also see more agent and distributor resale initiatives.

     While recent regulatory initiatives, which allow competitive local exchange carriers such as the Company to interconnect with incumbent local exchange carrier facilities, provide increased business opportunities for us, these regulatory initiatives have been accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent local exchange carriers. If the incumbent local exchange carriers engage in increased volume and discount pricing practices or charge competitive local exchange carriers increased fees for interconnection to their networks, or if the incumbent local exchange carriers delay implementation of interconnection to their networks, our business, financial condition and results of operations could be adversely affected. To the extent we interconnect with and use incumbent local exchange carrier networks to service our customers, we will be dependent upon the technology and capabilities of the incumbent local exchange carriers to provide services and to maintain our service standards. We will become increasingly dependent on interconnection with incumbent local exchange carriers as switched services become a greater percentage of our business. The Telecommunications Act of 1996 imposes interconnection obligations on incumbent local exchange carriers, but we can give no assurance that we will be able to obtain the interconnections we require at rates, and on terms and conditions, that permit us to offer switched services at rates that are both competitive and profitable. In the event that we experience difficulties in obtaining high quality, reliable and reasonably priced service from the incumbent local exchange carriers, the attractiveness of our services to our customers could be impaired.

     Both the long distance business and data transmission business are extremely competitive. Prices in both businesses have declined significantly in recent years and are expected to continue to decline. In the long distance business we will face competition from large carriers such as AT&T, MCI Worldcom and Sprint. We will rely on other carriers to provide transmission and termination for our long distance traffic and therefore will be dependent on such carriers.

     We expect to experience declining prices and increasing price competition. We can give no assurance that we will be able to achieve or maintain adequate market share or revenue, or compete effectively, in any of our markets. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

     RISKS RELATED TO RECIPROCAL COMPENSATION

     Beginning in June, 1997, every Regional Bell Operating Company advised competitive local exchange carriers that they did not consider calls in the same local calling area from their customers to competitive local exchange carrier customers which are Internet service providers to be local calls under the interconnection agreements between the Regional Bell Operating Companies and the competitive local exchange carriers. The Regional Bell Operating Companies claim that the calls should be classified as exchange access calls even though the Federal Communications Commission exempted these calls from payment of access charges so that no compensation is owed to the competitive local exchange carriers for transporting and terminating such calls. As a result, the Regional Bell Operating Companies threatened to withhold, and in many cases did withhold, reciprocal compensation for the transport and termination of such calls. To date, twenty-nine state commissions have ruled on this issue in the context of state commission arbitration proceedings or enforcement proceedings. In every state, to date, the state commission has determined that reciprocal compensation is owed for such calls. Several of these cases are presently on appeal. We cannot predict the outcome of these appeals, or of additional pending cases. If these calls were to be determined not to be local calls and not subject to access charges, it could have an adverse effect on our business, financial condition and results of operations.

     DEVELOPMENT AND EXPANSION RISK; NEED TO MANAGE GROWTH

     We must achieve substantial growth in order to meet our payment obligations under our indebtedness and our dividend and redemption obligations with respect to our capital stock. Our networks have only recently become commercially operational and we have only recently deployed switches in our networks. Our success will depend, among other things, upon our ability to:

     o    assess potential markets,

     o design fiber optic backbone routes that provide ready access to a substantial customer base,

     o    achieve a sufficient customer base,

     o    secure financing,

     o    install facilities,

     o    obtain  required  rights-of-way,   building  access  and  governmental
          permits,

     o implement interconnection and collocation with facilities owned by incumbent local exchange carriers, and

     o obtain unbundled network elements from incumbent local exchange carriers.

     Our success will also depend upon subsequent developments in state and federal regulations. In addition, we may make additional acquisitions of existing operating systems. Any such acquisitions could divert our resources and management time and will require integration with our management information, payroll and other systems, existing networks and service offerings. We can give no assurance that any networks to be developed or further developed will be completed on schedule, at a commercially reasonable cost or within our specifications. Our growth may place a significant strain on our financial, management and operational resources. Our future performance will depend, in part, upon our ability to manage our growth effectively, monitor operations, control costs and maintain effective quality control which will require us to continue to implement and improve our operating, financial and accounting systems, to expand, train and manage our employee base and to effectively manage the integration of acquired businesses. In addition, the establishment of new operations or acquisitions will involve significant expenses in advance of anticipated revenues and may cause fluctuations in our operating results.

     IMPLEMENTATION RISKS

     We are deploying high capacity digital switches in our markets. This will enable us to offer a variety of switched access services, enhanced services and local dial tone. We expect to incur negative gross profits and negative EBITDA from our switched services in any given market during the 24 to 36 month period after the switch is deployed. We expect operating margins to improve as each network is expanded and larger volumes of traffic are carried on our network. In each of our markets, we rely on incumbent local exchange carriers to originate and terminate all of our switched services traffic until our own switch becomes operational. Although under the Telecommunications Act of 1996 the incumbent local exchange carriers will be required to unbundle local network elements and to permit us to purchase only the origination and termination services we need, thereby decreasing operating expenses, we can give no assurance that such unbundling will be effected in a timely manner and result in favorable prices. To date, we have experienced some difficulty working with incumbent local exchange carriers to transition our resale customers to our own networks. Certain incumbent local exchange carriers have proven unable or unwilling to provide requisite unbundled network elements and collocation facilities on a prompt basis. We are using Federal Communications Commission arbitration procedures to compel these incumbent local exchange carriers to act in conformity with the Telecommunications Act of 1996. The effect of these delays is to temporarily reduce margins for our services (as the transition from lower margin resale to higher margin on-net services is delayed) and to delay the development of positive EBITDA.

     We are a recent entrant into the newly created competitive local telecommunications services industry. The local dial tone services market was opened to competition by the Telecommunications Act of 1996, and related regulatory rulings. There are numerous operating complexities associated with providing these services. We will be required to develop new products, services and systems and will need to develop new marketing initiatives to sell these services.

     Our services may not be profitable due to, among other factors, lack of customer demand, inability to secure access to incumbent local exchange carrier facilities at acceptable rates, competition and pricing pressure from incumbent local exchange carriers and other competitive local exchange carriers and cost overruns in connection with network build-outs. We expect to face significant competitive product and pricing pressure from the incumbent local exchange carriers in our markets. We have limited experience providing switched access and local dial tone services and there can be no assurance that we will be able to successfully implement our switched and enhanced services strategy. Implementation of our switched and enhanced services is also subject to equipment manufacturers' ability to meet our switch deployment schedule. There can be no assurance that all of such switches will be deployed on the schedule that we contemplate or that, if deployed, such switches will be utilized to the degree that we contemplate. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

     Franchises obtained by the Company may require us to complete the build-out of our network within a period specified in the franchise grant. If we are unable to complete the build-out of a network within the specified period, or obtain an extension of time in which to complete the build-out, our franchise agreement may be terminable by the local authority. Any such termination of a franchise agreement could have a material adverse effect on our business, financial condition and results of operations.

     RISKS OF ENTRY INTO LONG DISTANCE BUSINESS

     In order to offer our end-user customers a complete package of telecommunications services, we recently began to offer long distance services on a resale basis. As a new entrant in the long distance business, we expect to generate low gross margins and substantial start-up expenses as we roll out our long distance service offerings. Long distance telecommunications services will involve the origination of traffic from end-user customers, either directly connected to our network or through facilities leased from incumbent local exchange carriers, to our telecommunications switches. We will rely on other carriers to provide transmission and termination services for our long distance traffic and will therefore be dependent on such carriers. We enter into resale agreements with long distance carriers to provide us with long distance transmission services. Such agreements typically provide for the resale of long distance services on a per minute basis (some with minimum volume commitments or volume discounts). The negotiation of these agreements involves estimates of future supply and demand for long distance telecommunications transmission capacity as well as estimates of the calling pattern and traffic levels of our future long distance customers. Should we fail to meet our minimum volume commitments, if any, pursuant to these resale agreements, we may be obligated to pay underutilization charges. Likewise, we may underestimate our need for long distance facilities and therefore be required to obtain the necessary transmission capacity through more expensive means. We can give no assurance that we will acquire long distance capacity on favorable terms or that we can accurately predict long distance prices and volumes so that we can generate favorable gross margins from our long distance business. Our success in entering into the long distance business will be dependent upon, among other things, our ability to select new equipment and software and integrate these into our networks, hire and train qualified personnel, enhance our billing, back-office and information systems to accommodate long distance services and the acceptance by potential customers of our long distance service offerings. If our long distance transmission business fails to generate favorable gross margins or if we fail in any of the foregoing respects, such failure may have a material adverse effect on our business, financial condition and results of operations.

     RISKS OF ENTRY INTO DATA TRANSMISSION BUSINESS

     To complement our telecommunications services offerings, we began offering data transmission services in certain of our markets in 1997. We now offer ISDN, Internet access, Local Area Network-to-Local Area Network interconnect and wide-area network services and are developing product applications for Centrex-type, BRI, PRI, port wholesale, frame relay and ATM services to complement our existing data services. These services are primarily targeted at large and medium sized businesses with substantial data communications requirements. We do not expect data transmission services to generate a material portion of our revenues over the near term. In providing these services, we will be dependent upon vendors for assistance in the planning and deployment of initial data product offerings, as well as ongoing training and support. The success of our entry into the data transmission business will be dependent upon, among other things:

     o our ability to select new equipment and software and integrate these into our networks,

     o    our ability to hire and train qualified personnel,

     o our ability to enhance our billing, back-office and information systems to accommodate data transmission services, and

     o    the acceptance by potential customers of our service offerings.

We cannot assure you that we will be successful with respect to these matters. If we are not successful with respect to these matters, there may be a material adverse effect on our business, financial condition and results of operations.

     GOVERNMENT REGULATION

     Our networks and the provision of switched and private line services are subject to significant regulation at the federal, state and local levels. The telecommunications industry in general, and the competitive local exchange carrier industry in particular, are undergoing substantial regulatory change and uncertainty. Delays in receiving required regulatory approvals, new court decisions or the enactment of new adverse regulations or regulatory requirements may have a material adverse effect on our business, financial condition and results of operations.

     The Telecommunications Act of 1996 was enacted to promote competition in the domestic telecommunications industry, including the local exchange, long distance and cable television industries. The Telecommunications Act remains subject to judicial review and additional Federal Communications Commission and state public service commission rulemaking, and thus it is difficult to predict what effect the legislation will have on the Company and our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing and other issues that could result in significant changes to the business conditions in the telecommunications industry. We may be required to cancel our federal interstate tariff filings at the Federal Communications Commission and implement replacement contractual arrangements, which could result in substantial legal and administrative expenses. We cannot assure you that these changes will not have a material adverse effect on our business, financial condition and results of operations.

     In addition to requirements placed on incumbent local exchange carriers, the Telecommunications Act of 1996 subjects the Company to certain federal regulatory requirements regarding the provision of local exchange services. All incumbent local exchange carriers and competitive local exchange carriers must offer reciprocal compensation for termination of traffic and provide dialing parity. However, negotiations with incumbent local exchange carriers have sometimes involved considerable delays and the agreements may not be on terms and conditions that are favorable to us. In May 1997, the Federal Communications Commission adopted a rule that will require us and other competitive local exchange carriers to contribute to a universal service fund provided for in the Telecommunications Act of 1996. At the same time, the Federal Communications Commission adopted rules that will change how access charges are calculated. These changes will reduce access charge levels closer to their cost and will shift certain charges currently based on minutes to flat-rate, monthly per-line charges. As a result, the aggregate access revenue paid to access providers in the United States is expected to decrease. In addition, the Federal Communications Commission has also adopted rules that will give incumbent local exchange carriers pricing flexibility with respect to access charges. We cannot assure you that the changes to current regulations or the adoption of new regulations (pursuant to the Telecommunications Act of 1996 or otherwise) by the Federal Communications Commission or state public service commissions will not have a material adverse effect on our business, financial condition and results of operations.

     On December 31, 1997, the U.S. District Court for the Northern District of Texas issued the SBC Decision finding that Sections 271 to 275 of the Telecommunications Act of 1996 are unconstitutional. These sections of the Telecommunications Act impose restrictions on the lines of business in which the Regional Bell Operating Companies may engage, including establishing the conditions the Regional Bell Operating Companies must satisfy before they may provide inter-LATA long distance telecommunications services. The SBC Decision has been reversed upon review by the U.S. Fifth Circuit Court of Appeals and the U.S. Supreme Court has denied all petitions for certiorari.

     State regulatory commissions exercise jurisdiction over our Company to the extent we provide intrastate services. As such a provider, we are required to obtain regulatory authorization and/or file tariffs or rate schedules at state agencies in all of the states in which we operate. Local authorities regulate our access to municipal rights-of-way. The networks are also subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. If authority is not obtained or if tariffs are not filed, or are not updated, or otherwise do not fully comply with the tariff filing rules of the Federal Communications Commission or state regulatory agencies, third parties or regulators could challenge these actions. Such challenges could cause an interruption or termination of our services and could cause us to incur substantial legal and administrative expenses.

     Many states also regulate transfers of control or assets, and issuances of stock or debt instruments, by authorized carriers. Accordingly, we may be subject to prior approval or other filing requirements for such transactions.

     DEPENDENCE ON RIGHTS-OF-WAY AND OTHER THIRD PARTY AGREEMENTS

     We must obtain easements, rights-of-way, entry to premises, franchises and licenses from various private parties, actual and potential competitors and state and local governments in order to construct and operate our networks, some of which may be terminated upon 30 or 60 days' notice to the Company. We can give no assurance that we will obtain rights-of-way and franchise agreements on acceptable terms or that current or potential competitors will not obtain similar rights-of-way and franchise agreements that will allow them to compete against us. If any of our existing franchise or license agreements were terminated or not renewed and we were forced to remove our fiber optic cables or abandon our networks in place, such termination could have a material adverse effect on our business, financial condition and results of operations.

     DEPENDENCE ON BILLING, CUSTOMER SERVICES AND INFORMATION SYSTEMS

     Sophisticated information and processing systems are vital to our growth and our ability to monitor costs, bill customers, provision customer orders and achieve operating efficiencies. Our existing billing and information systems have been produced largely in-house with partial reliance on third-party vendors. To date, these systems have generally met our needs due in part to our low volume of bills and orders. As we expand the volume of our dial tone services, the need for sophisticated billing and information systems is increased significantly. However, because our existing provisioning system is not electronic, it constrains our ability to grow our business at a faster rate. We have recently embarked upon a program to implement a full suite of order management, customer service, billing and financial applications. These applications will include electronic order tracking software developed by Eftia OSS Solutions Inc. and software providing comprehensive billing functionality developed by Billing Concepts Systems, Inc. The new operational support systems will be phased in over the next twelve to eighteen months with initial installation expected by the end of the first quarter of 1999 and electronic bonding expected by the end of the second quarter. The new billing system will be phased in over the next twelve months. Our failure to (i) implement the new operational support systems, convergent billing systems and financial applications on a timely basis, (ii) adequately identify all of our information and processing needs, or (iii) upgrade our systems as necessary, could have a material adverse effect on our business, financial condition and results of operations.

     RAPID TECHNOLOGICAL CHANGE

     The telecommunications industry is subject to rapid and significant changes in technology, with the Company relying on third parties for the development of and access to new technology. The effect of technological changes on our business cannot be predicted. We believe our future success will depend, in part, on our ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customer demands. We cannot assure you that we will be able to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customers' demands. A failure to do so would have a material adverse effect on our business, financial condition and results of operations.

     DEPENDENCE ON KEY PERSONNEL

     We believe that the efforts of a small number of key management and operating personnel will largely determine our success and the loss of any such persons could adversely affect the Company. We do not maintain so-called "key man" insurance on any of our personnel. We have employment agreements with Mr. Kamine, the Chairman of our Board of Directors, Mr. Sternberg, our President and Chief Executive Officer, and Mr. Young, our Chief Operating Officer, all of which currently run through December 31, 2002. Our success will also depend in part upon our ability to hire and retain highly skilled and qualified operating, marketing, financial and technical personnel. The competition for qualified personnel in the telecommunications industry is intense and, accordingly, we cannot assure you that we will be able to hire or retain necessary personnel. Our failure to hire or retain necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risks relating to the Company's operations result primarily from changes in interest rates. The substantial majority of the Company's long-term debt bears interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will decline and the interest expense due under the fixed rate debt will exceed the amounts due based on current market rates. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following statements are filed as part of this Annual Report on Form 10-K:

                                                                                        FORM 10-K
                                                                                         PAGE NO.
                                                                                         --------
     Report of Independent Auditors....................................................    35
     Consolidated Balance Sheets as of December 31, 1997 and 1998......................    36
     Consolidated Statements of Operations for the years ended December 31, 1996,
      1997, and 1998...................................................................    37
     Consolidated Statements of Redeemable and Nonredeemable Equity for  the years
     ended December 31, 1996, 1997 and 1998............................................    38
     Consolidated Statements of Cash Flows for the years ended December 31,
      1996, 1997 and 1998..............................................................    39
     Notes to Consolidated Financial Statements........................................    40
     Independent Auditors' Report on Schedules.........................................    61
     Schedule I - Condensed Financial Information of Registrant........................    62
     Schedule II - Valuation and Qualifying Accounts...................................    69

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
KMC Telecom Holdings, Inc.

We have audited the consolidated balance sheets of KMC Telecom Holdings, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, redeemable and nonredeemable equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMC Telecom Holdings, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 2, 1999

                           KMC TELECOM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            DECEMBER 31
                                                                                   ----------------------------
                                                                                      1997               1998
                                                                                      ----               ----
ASSETS
Current assets:
   Cash and cash equivalents..............................................        $  15,553         $   21,181
   Accounts receivable, net of allowance for doubtful accounts of $34 and
      $350 in 1997 and 1998, respectively.................................            1,318              7,539
   Prepaid expenses and other current assets..............................              489              1,315
                                                                                  ---------         ----------
Total current assets......................................................           17,360             30,035

Investments held for future capital expenditures..........................              --              27,920
Networks and equipment, net...............................................           71,371            224,890
Intangible assets, net....................................................            2,655              2,829
Deferred financing costs, net.............................................            4,196             20,903
Other assets..............................................................              361              4,733
                                                                                  ---------         ----------
                                                                                  $  95,943         $  311,310
                                                                                  =========         ==========

LIABILITIES,   REDEEMABLE  AND  NONREDEEMABLE   EQUITY   (DEFICIENCY)
Current Liabilities:
   Accounts payable.......................................................        $   5,513         $   21,052
   Accrued expenses.......................................................            8,128             10,374
   Due to affiliates......................................................               47                --
                                                                                  ---------         ----------
Total current liabilities.................................................           13,688             31,426

Notes payable.............................................................           51,277             41,414
Subordinated notes payable................................................           10,000                --
Senior discount notes payable.............................................              --             267,811
                                                                                  ---------         ----------
Total liabilities.........................................................           74,965            340,651

Commitments and contingencies

Redeemable equity:
   Redeemable cumulative convertible preferred stock, par value $.01 per share;
      599  shares  authorized;  shares  issued and  outstanding:  Series A, 124 shares in 1997 and 1998 ($12,380 liquidation
          preference)..................................................             18,879             30,390
      Series C, 150 shares in 1997 and 175 shares in 1998 ($17,500
        liquidation preference in 1998).................................             14,667             21,643
      Series D, 25 shares in 1997 and - 0 - shares in 1998..............              2,379                 --
   Redeemable common stock, shares issued and outstanding,
      133 in 1997 and 224 in 1998.......................................             11,187             22,305
   Redeemable common stock warrants.....................................                539                674
                                                                                  ---------         ----------
Total redeemable equity ................................................             47,651             75,012
Nonredeemable equity (deficiency)
      Common stock, par value $.01 per share; 3,000 shares authorized,
        614 shares issued and outstanding.................................                6                  6
      Additional paid-in capital..........................................           15,374             13,750
      Unearned compensation...............................................           (6,521)            (5,824)
      Accumulated deficit.................................................          (35,532)          (112,285)
                                                                                  ---------         ----------
Total nonredeemable equity (deficiency)...................................          (26,673)          (104,353)
                                                                                  ---------         ----------
                                                                                  $  95,943         $  311,310
                                                                                  =========         ==========

                                                                                       See accompanying notes.


                           KMC TELECOM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                          YEAR ENDED DECEMBER 31
                                                                            -------------------------------------------------
                                                                                1996               1997               1998
                                                                                ----               ----               ----
 Revenue................................................................     $      205         $    3,417        $   22,425

 Operating expenses:
    Network operating costs.............................................          1,361              7,735            37,336
     Selling, general and administrative................................          2,216              9,923            24,534
    Stock option compensation expense...................................            240             13,870             7,080
    Depreciation and amortization.......................................            287              2,506             9,257
                                                                             ----------         ----------        ----------
 Total operating expenses...............................................          4,104             34,034            78,207
                                                                             ----------         ----------        ----------

 Loss from operations    ................................................        (3,899)           (30,617)          (55,782)

 Interest income.........................................................            --                513             8,818
 Interest expense........................................................          (596)            (2,582)          (29,789)
                                                                             ----------         ----------        ----------
 Net loss................................................................        (4,495)           (32,686)          (76,753)

 Dividends and accretion on redeemable preferred stock...................            --             (8,904)          (18,285)
                                                                             ----------         ----------        ----------

 Net loss applicable to common shareholders..............................    $   (4,495)        $  (41,590)       $  (95,038)
                                                                             ==========         ==========        ==========

 Net loss per common share...............................................    $    (7.49)        $   (64.93)       $  (114.42)
                                                                             ==========         ==========        ==========

 Weighted average number of common shares outstanding....................           600                641               831
                                                                             ==========         ==========        ==========


                                                                                                     See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.
                                  (SEE NOTE 1)

         CONSOLIDATED STATEMENTS OF REDEEMABLE AND NONREDEEMABLE EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)
                                                      Redeemable Equity
                      ------------------------------------------------------------------------------------------
                                        Preferred Stock
                      ----------------------------------------------------
                          Series A         Series C           Series D             Common Stock            Total
                      ------------------------------------------------------------------------------- Redeemable
                       Shares   Amount   Shares  Amount     Shares  Amount   Shares   Amount  Warrants    Equity
                      ------------------------------------------------------------------------------------------
Balance, December 31,       -   $    -        -   $   -          -  $    -        -   $    -  $      -     $   -
  1995................

Change in authorized
  capital.............
Conversion of
  stockholder's loan
  and related imputed
  interest to equity..
Issuance of common
  stock...............
Issuance of stock
  options to employees
Amortization of
  unearned compensation...
Fair value of stock
  options issued to
  non-employees.......
Reclassification of
  deficit accumulated
  through date of
  termination of
  Subchapter S
  election............
Net loss..............
                      --------------------------------------------------------------------------------------------
Balance, December 31,       -        -       -       -        -          -        -         -         -         -
  1996................

Conversion of
  convertible notes
  payable to Series A
  Preferred Stock.....    124   11,519                                                                     11,519
Issuance of warrants..                                                                            2,025     2,025
Issuance of common
  stock and exercise                                                            133    10,863   (1,500)     9,363
  of warrants.........
Issuance of Series C
  Preferred Stock.....                     150  14,199                                                     14,199
Issuance of Series D
  Preferred Stock.....                                       25      2,299                                  2,299
Accretion on
  redeemable equity...           7,360             468                  80                324        14     8,246
Issuance and
  adjustment to fair
  value of stock
  options to employees
Amortization of
  unearned
  compensation........
Increase in fair
   value of stock
   options issued to
   non-employees......
Net loss..............
                      --------------------------------------------------------------------------------------------
Balance, December 31,
  1997................    124   18,879     150  14,667       25      2,379      133    11,187       539    47,651

Conversion of Series
  D Preferred Stock
  to Series C
  Preferred Stock.....                      25   2,379      (25)    (2,379)                                     -
Issuance of common
  stock...............                                                           91     9,500               9,500
Accretion on
  redeemable equity...          11,511           4,597                                  1,618       135    17,861
Payment of dividends
  on preferred stock
  of subsidiary.......
Issuance of warrants..
Cancellation of KMC
  Telecom stock
  options.............
Issuance and
  adjustment to fair
  value of stock
  options to employees
Issuance and
  adjustment to fair
  value of stock
  options to
  non-employees.......
Amortization of
  unearned
  compensation........
Net loss..............
                      ============================================================================================
Balance, December 31,     124  $30,390     175 $21,643        -         $-      224   $22,305      $674   $75,012
  1998................
                      ============================================================================================



                           KMC TELECOM HOLDINGS, INC.
                                  (SEE NOTE 1)

         CONSOLIDATED STATEMENTS OF REDEEMABLE AND NONREDEEMABLE EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)
                                          Nonredeemable Equity
                       ------------------------------------------------------------------------
                                                                                          Total
                           Common Stock   Additional                     Equity   Nonredeemable
                       ------------------    Paid-in      Unearned  Accumulated          Equity
                          Shares   Amount    Capital  Compensation      Deficit    (Deficiency)
                       ------------------------------------------------------------------------
Balance, December 31,          -   $    -    $     2     $       -    $  (1,625)      $ (1,623)
  1995................

Change in authorized         560        6         (6)                                        -
  capital.............
Conversion of
  stockholder's loan                           2,267                                     2,267
  and related imputed
  interest to equity..
Issuance of common            40               4,000                                     4,000
  stock...............
Issuance of stock                              1,283        (1,283)                          -
  options to employees
Amortization of                                                 44                          44
  unearned compensation..
Fair value of stock
  options issued to                              196                                       196
  non-employees.......
Reclassification of
  deficit accumulated
  through date of
  termination of
  Subchapter S
  election............                        (3,274)                     3,274              -
Net loss..............                                                   (4,495)        (4,495)
                      -------------------------------------------------------------------------
Balance, December 31,        600        6      4,468        (1,239)      (2,846)           389
  1996................

Conversion of
  convertible notes
  payable to Series A
  Preferred Stock.....
Issuance of warrants..
Issuance of common
  stock and exercise          14
  of warrants.........
Issuance of Series C
  Preferred Stock.....
Issuance of Series D
  Preferred Stock.....
Accretion on
  redeemable equity...                        (8,246)                                   (8,246)
Issuance and
  adjustment to fair
  value of stock
  options to employees                        14,296       (14,296)                          -
Amortization of
  unearned
  compensation........                                       9,014                       9,014
Increase in fair
   value of stock
   options issued to
   non-employees......                         4,856                                     4,856
Net loss..............                                                     (32,686)     (32,686)
                      -------------------------------------------------------------------------
Balance, December 31,
  1997................       614        6     15,374           (6,521)     (35,532)     (26,673)

Conversion of Series
  D Preferred Stock
  to Series C
  Preferred Stock.....
Issuance of common
  stock...............
Accretion on
  redeemable equity...                       (17,861)                                  (17,861)
Payment of dividends
  on preferred stock
  of subsidiary.......                          (592)                                     (592)
Issuance of warrants..                        10,446                                    10,446
Cancellation of KMC
  Telecom stock
  options.............                       (26,191)        4,845                     (21,346)
Issuance and
  adjustment to fair
  value of stock
  options to employees                        27,906       (27,906)                          -
Issuance and
  adjustment to fair
  value of stock
  options to
  non-employees.......                         4,668                                     4,668
Amortization of
  unearned
  compensation........                                      23,758                      23,758
Net loss..............                                                  (76,753)       (76,753)
                      ========================================================================
Balance, December 31,        614       $6   $ 13,750       $(5,824)   $(112,285)     $(104,353)
  1998................
                      ========================================================================


                             See accompanying notes.


                                                           KMC TELECOM HOLDINGS, INC.

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (in thousands)

                                                                          Year ended December 31

                                                                   1996            1997            1998
                                                                   ----            ----            ----
Operating activities
Net loss......................................................   $  (4,495)     $  (32,686)     $  (76,753)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization..............................         287           2,506           9,257
   Non-cash interest expense..................................         698             610          25,356
   Non-cash stock option compensation expense.................         240          13,870           7,080
   Changes in assets and liabilities:
     Accounts receivable......................................         (23)         (1,296)         (6,221)
     Prepaid expenses and other current assets................        (138)           (346)           (826)
     Accounts payable.........................................         789           2,934           7,449
     Accrued expenses.........................................         417           6,062           2,953
     Due to affiliates........................................        (410)            (35)            (47)
     Other assets.............................................         (52)           (295)         (1,821)
                                                              --------------- --------------- ---------------
Net cash used in operating activities.........................      (2,687)         (8,676)        (33,573)
                                                              --------------- --------------- ---------------

Investing activities
Construction of networks and purchases of equipment...........      (9,111)        (59,146)       (148,580)
Acquisitions of franchises, authorizations and related assets.      (1,063)         (1,846)         (1,147)
Cash paid for acquisition of Melbourne Network................           -          (2,000)              -
Deposit on purchase of equipment..............................           -               -          (2,551)
Purchase of investments, net..................................           -               -         (27,920)
                                                              --------------- --------------- ---------------
Net cash used in investing activities.........................     (10,174)        (62,992)       (180,198)
                                                              --------------- --------------- ---------------

Financing activities
Proceeds from stockholder loans...............................       3,542               -               -
Repayment of stockholder loans................................      (4,181)              -               -
Proceeds from notes payable, net of issuance costs............      10,953          59,873             938
Proceeds from issuance of common stock and warrants,
  net of issuance costs.......................................       4,000           9,363          20,446
Proceeds from issuance of preferred stock, net of
  issuance costs..............................................           -          16,498               -
Issuance costs of senior secured credit facility..............           -               -          (6,515)
Repayment of notes payable....................................           -               -         (20,801)
Proceeds from issuance of senior discount notes, net of
  issuance costs.............................................            -               -         225,923
Dividends on preferred stock of subsidiary....................           -               -            (592)
                                                              --------------- --------------- ---------------

Net cash provided by financing activities.....................      14,314          85,734         219,399
                                                              --------------- --------------- ---------------

Net increase in cash and cash equivalents.....................       1,453          14,066           5,628
Cash and cash equivalents, beginning of year..................          34           1,487          15,553
                                                              --------------- --------------- ---------------
Cash and cash equivalents, end of year........................   $   1,487      $   15,553      $   21,181
                                                              =============== =============== ===============

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of amounts
capitalized...................................................   $      97      $      766      $    4,438
                                                              =============== =============== ===============

                                                                          See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

KMC Telecom Holdings, Inc. ("KMC Holdings") is a holding company formed during 1997 primarily to own all of the shares of its operating subsidiaries, KMC Telecom Inc. ("KMC Telecom"), KMC Telecom II, Inc. ("KMC Telecom II"), KMC Telecom III, Inc. ("KMC Telecom III") and KMC Telecom of Virginia Inc. On September 22, 1997, the stockholders of KMC Telecom exchanged all of their KMC Telecom common and preferred stock for equal numbers of shares of common and preferred stock of KMC Holdings. The merger was accounted for as an exchange of shares between entities under common control, and no changes were made to the historical cost basis of KMC Telecom's net assets.

KMC Holdings and its direct and indirect wholly-owned subsidiaries, KMC Telecom, KMC Telecom II, KMC Telecom III and KMC Telecom of Virginia, Inc. are collectively referred to herein as the Company.

The predecessors to KMC Telecom, Kamine Multimedia Corp. and KMC Southeast Corp. (the "Predecessors") were incorporated in the state of Delaware on May 10, 1994 and April 19, 1995, respectively, and all of the outstanding common stock of each company was owned by Harold N. Kamine ("Kamine"). Effective May 23, 1996, Kamine Multimedia Corp. was merged into KMC Southeast Corp., and the surviving corporation was renamed KMC Telecom Inc. The merger was accounted for as a combination of entities under common control, and the net assets of Kamine Multimedia Corp. were transferred at their historical cost in a manner similar to that in pooling of interests accounting.

The Company is a facilities-based competitive local exchange carrier ("CLEC") providing telecommunications and data services to its customers; principally business, government and institutional end-users, as well as Internet service providers, long distance companies and wireless service providers, primarily in the Southeastern and Midwestern United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

As noted above, effective May 23, 1996, KMC Telecom was the successor resulting from the merger of the Predecessors, and effective September 22, 1997, KMC Telecom became a wholly-owned subsidiary of KMC Holdings. The accompanying financial statements include the consolidated financial position and results of operations of KMC Holdings and its subsidiaries subsequent to September 22, 1997, the results of operations of KMC Telecom from May 23, 1996, and the combined results of operations of the Predecessors from January 1, 1996. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

INVESTMENTS HELD FOR FUTURE CAPITAL EXPENDITURES

The Company has designated certain amounts as investments held for future capital expenditures. As of December 31, 1998, the Company's investments held for future capital expenditures consisted of cash equivalents (bank term deposits and commercial paper with maturities of less than 90 days) of $11.2 million and debt securities (U.S. government obligations and commercial bonds due within 1 year) of $16.7 million. All debt securities have been designated by the Company as held-to-maturity. Accordingly, such securities are recorded in the accompanying December 31, 1998 financial statements at amortized cost. At December 31, 1998, the carrying value of such held-to-maturity debt securities approximated their fair value.

NETWORKS AND EQUIPMENT

Networks and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method for financial statement reporting purposes.

The estimated useful lives of the Company's principal classes of assets are as follows:

Networks:
  Fiber optic systems..............................................20 years
  Telecommunications equipment.....................................10 years
Furniture and fixtures.............................................5 years
Leasehold improvements.............................................Life of lease

INTANGIBLE ASSETS

Costs incurred in developing new networks or expanding existing networks, including negotiation of rights-of-way and obtaining regulatory authorizations are capitalized and amortized over the initial term of the agreements, which generally range from 2 to 15 years. Costs incurred to obtain city franchises are capitalized by the Company and amortized over the initial term of the franchises, which generally range from 2 to 15 years.

DEFERRED FINANCING COSTS

The Company capitalizes issuance costs related to its debt. Such costs are amortized utilizing the interest method over the lives of the related debt. The related amortization is included as a component of interest expense, and amounted to $189,000, $561,000 and $2,279,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

OTHER ASSETS

Other assets are comprised principally of non-refundable deposits for the purchase of switching equipment, employee loans, security deposits and other deposits.

REVENUE RECOGNITION

Revenue is recognized in the period the service is provided. Unbilled revenue included in accounts receivable represents revenue earned for services which will be billed in the succeeding month and totaled $1,272,000 at December 31, 1998. The Company generally invoices customers one month in advance for recurring services resulting in deferred revenue of $1,187,000 at December 31, 1998.

NET LOSS PER COMMON SHARE

Earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share ("Statement 128"). All earnings per share amounts for all periods have been presented in accordance with the provisions of Statement 128. Diluted earnings per share have not been presented for any period, as the impact of including outstanding options and warrants would be anti-dilutive. The Predecessors' earnings per share have been computed as if the May 23, 1996 merger had occurred as of January 1, 1996.

INCOME TAXES

The Company uses the liability method to account for income taxes. Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities.

ADVERTISING COSTS

Advertising costs are included in selling, general and administrative expenses and charged to expense as incurred. For the years ended December 31, 1997 and 1998, such costs were $66,000 and $2,769,000, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the cash flows expected to be derived from those assets are less than the carrying amounts of those assets. No such events and circumstances have occurred.

STOCK-BASED COMPENSATION

As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock-based compensation. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant, and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the grant date. As more fully described in Note 7, the Company's outstanding stock options are not considered fixed options under APB 25. The Company accounts for non-employee stock-based compensation in accordance with Statement 123.

COMPREHENSIVE INCOME

In 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income, which established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement has no effect on the Company's financial statement presentation because the Company presently has no items of comprehensive income.

SEGMENT REPORTING

In 1998, the Company adopted FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 uses a management approach to report financial and descriptive information about an entity's operating segments. Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally for the entity's management. Under this definition, the Company operated within a single segment for all periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up
Activities, which is effective for fiscal years beginning after December 15, 1998. This statement requires costs of start-up activities to be expensed as incurred. The Company does not anticipate that the adoption of this statement will have any effect on its results of operations or financial position, because the Company currently expenses such costs.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new

Statement effective January 1, 2000. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial position, because the Company presently has no derivatives.

3.  NETWORKS AND EQUIPMENT

Networks and equipment are comprised of the following:

                                                         December 31
                                                     1997           1998
                                                --------------------------------
                                                       (in thousands)
Fiber optic systems...........................         $29,837        $  99,502
Telecommunications equipment..................          18,052          115,769
Furniture and fixtures........................           1,518            7,340
Leasehold improvements........................             792            1,177
Construction-in-progress......................          23,556           11,770
                                               --------------------------------
                                                        73,755          235,558
Less accumulated depreciation................           (2,384)         (10,668)
                                               --------------------------------
                                                        $71,371        $224,890
                                               ================================

Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks during the years ended December 31, 1996, 1997 and 1998 amounted to $103,000, $854,000 and $5,133,000, respectively.

For the years ended December 31, 1996, 1997 and 1998, depreciation expense was $260,000, $2,122,000 and $8,284,000, respectively.

4.  INTANGIBLE ASSETS

Intangible assets are comprised of the following:

                                                           December 31
                                                        1997           1998
                                                 -------------------------------
                                                           (in thousands)
Franchise costs...............................       $   1,342        $   1,690
Authorizations and rights-of-ways.............           1,151            1,455
Building access agreements and other..........             567            1,062
                                                 -------------------------------
                                                         3,060            4,207
Less accumulated amortization.................            (405)          (1,378)
                                                 -------------------------------
                                                     $   2,655        $   2,829
                                                 ===============================

5.  ACCRUED EXPENSES

Accrued expenses are comprised of the following:

                                                          December 31
                                                       1997           1998
                                                 -------------------------------
                                                          (in thousands)
Accrued compensation..........................          $ 1,179        $  4,138
Deferred revenue..............................              498           1,187
Other accrued expenses........................            6,451           5,049
                                                 -------------------------------
                                                        $ 8,128         $10,374
                                                 ===============================

6.  LONG-TERM DEBT

SENIOR SECURED CREDIT FACILITY

On September 22, 1997, KMC Telecom and KMC Telecom II entered into an Amended and Restated Loan and Security Agreement (the "AT&T Facility") with AT&T Commercial Finance Corporation ("AT&T Finance") which provided for borrowings up to an aggregate of $70 million.

On December 22, 1998, KMC Telecom, KMC Telecom II and KMC Telecom of Virginia (the "Borrowers"), refinanced and expanded the AT&T Facility by entering into a Loan and Security Agreement (the "Senior Secured Credit Facility") with AT&T Finance, First Union National Bank, General Electric Capital Corporation
("GECC") and Canadian Imperial Bank of Commerce (the "Lenders"). Under the Senior Secured Credit Facility, the Lenders agreed to lend the Borrowers up to an aggregate of $250 million initially to be used for the construction and expansion of fiber optic telecommunications networks in certain markets and for payment of transaction fees and expenses and, subject to the attainment of certain financial conditions, for working capital and general corporate purposes.

The Senior Secured Credit Facility includes a $175 million eight year revolving loan (the "Revolver") and a $75 million eight and one half year term loan (the "Term Loan"). At December 31, 1998, an aggregate of $41.4 million was outstanding under this facility.

The Senior Secured Credit Facility will mature no later than July 1, 2007. The outstanding principal balance of the Term Loan is payable in twenty consecutive quarterly installments of $188,000 beginning on April 1, 2002 and two final installments of $35.6 million each on April 1, 2007 and July 1, 2007. The aggregate commitment of the Lenders under the Revolver will be reduced on each payment date beginning April 1, 2002. The initial quarterly commitment reductions are 2.5%, increasing to 5% on April 1, 2003 and further increasing to 7.5% on April 1, 2006. Commencing on April 1, 2002, the aggregate Revolver commitment will be further reduced by an amount equal to 50% of excess operating cash flows (as defined in the facility) for the prior fiscal year until the Borrowers achieve and maintain for at least two consecutive fiscal quarters certain financial conditions. Additionally, in the event certain principal amounts due under the Revolver are repaid and not reborrowed within 120 days of such repayment, then the aggregate commitment under the Revolver will be reduced by such amount.

Borrowings under the Senior Secured Credit Facility will bear interest payable at the Borrowers' option, at (a) the "Applicable Base Rate Margin" (which generally ranges from 1.75% to 3.25%) plus the greater of (i) the administrative agent's prime rate or (ii) the overnight federal funds rate plus .5% or (b) the "Applicable LIBOR Margin" (which generally ranges from 2.75% to 4.25%) plus LIBOR, as defined. If the Borrowers default on any interest or principal payment due under the Senior Secured Credit Facility, the interest rate will increase by four percentage points. If any other event of default shall occur, the interest rate will be increased by two percentage points. Interest on each LIBOR loan is payable on each LIBOR interest payment date in arrears and interest on each base rate loan is payable quarterly in arrears. Interest on borrowings outstanding at December 31, 1998 was based on LIBOR, and the Borrowers were being charged at an annual rate of 9.38%. The Borrowers must pay an annual commitment fee on the unused portion of the Senior Secured Credit Facility ranging from .75% to 1.25%.

KMC Holdings has unconditionally guaranteed the repayment of the Senior Secured Credit Facility when such repayment is due, whether at maturity, upon acceleration, or otherwise. KMC Holdings has pledged the shares of each of the Borrowers to the Lenders to collateralize its obligations under the guaranty. In addition, the Borrowers have each pledged all of their assets to the Lenders.

The Senior Secured Credit Facility contains a number of affirmative and negative covenants including, among others, covenants restricting the ability of the Borrowers to consolidate or merge with any person, sell or lease assets not in the ordinary course of business, sell or enter into long term leases of dark fiber, redeem stock, pay dividends or make any other payments (including payments of principal or interest on loans) to KMC Holdings, create subsidiaries, transfer any permits or licenses, or incur additional indebtedness or act as guarantor for the debt of any person, subject to certain conditions.

The Borrowers are required to comply with certain financial tests and maintain certain financial ratios, including, among others, a ratio of total debt to contributed capital, certain minimum revenues, maximum EBITDA losses and minimum EBITDA, maximum capital expenditures and minimum access lines, a maximum total leverage ratio, a minimum debt service coverage ratio, a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The covenants become more restrictive upon the earlier of (i) June 30, 2001 and (ii) after the Borrowers achieve positive EBITDA on a combined basis for two consecutive fiscal quarters.

Failure to satisfy any of the financial covenants will constitute an event of default under the Senior Secured Credit Facility permitting the Lenders, after notice, to terminate the commitment and/or accelerate payment of outstanding indebtedness. The Senior Secured Credit Facility also includes other customary events of default, including, without limitation, a cross-default to other material indebtedness, material undischarged judgments, bankruptcy, loss of a material franchise or material license, breach of representations and warranties, a material adverse change, and the occurrence of a change of control.

SENIOR DISCOUNT NOTES

On January 29, 1998, KMC Holdings sold 460,800 units, each unit consisting of a 12 1/2% senior discount note with a principal amount at maturity of $1,000 due 2008 pursuant to the Senior Discount Note Indenture between KMC Holdings and the Chase Manhattan Bank, as trustee (the "Senior Discount Notes"), and one warrant to purchase .21785 shares of Common Stock of KMC Holdings at an exercise price of $.01 per share. The gross and net proceeds of the offering were approximately $250.0 million and $236.4 million, respectively. A substantial portion of the net proceeds of the offering have been loaned by KMC Holdings to its subsidiaries. On August 11, 1998, KMC Holdings consummated an offer to exchange the notes issued on January 29, 1998 for $460.8 million aggregate principal amount at maturity of notes that had been registered under the Securities Act of 1933 (as used below and elsewhere herein, "Senior Discount Notes" includes the original notes and the exchange notes).

The Senior Discount Notes are unsecured, unsubordinated obligations of the Company and mature on February 15, 2008. The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity, and there will not be any payment of interest on the Senior Discount Notes prior to August 15, 2003. The Senior Discount Notes will fully accrete to face value on February 15, 2003. From and after February 15, 2003, the Senior Discount Notes will bear interest, which will be payable in cash, at the rate of 12.5% per annum on February 15 and August 15 of each year, commencing August 15, 2003. The Company is accreting the initial carrying value of the Senior Discount Notes to their aggregate face value over the term of the debt at its effective interest rate of 13.7%.

The Senior Discount Notes are redeemable, at the Company's option, in whole or in part, on or after February 15, 2003 and prior to maturity, at redemption prices equal to 106.25% of the aggregate principal amount at maturity, plus accrued and unpaid interest, if any, to the redemption date, declining to 100% of the aggregate principal amount at maturity, plus accrued and unpaid interest as of February 15, 2006.

In addition, at any time prior to April 15, 2000, the Company may redeem up to 35% of the aggregate principal amount at maturity of the Senior Discount Notes with the net proceeds from the sale of common equity at a redemption price of 112.50% of their accreted value on the redemption date.

The indebtedness evidenced by the Senior Discount Notes ranks pari passu in right of payment with all existing and future unsubordinated, unsecured indebtedness of KMC Holdings and senior in right of payment to all existing and future subordinated indebtedness of KMC Holdings. However, KMC Holdings is a holding company and the Senior Discount Notes are, therefore, effectively subordinated to all existing and future liabilities (including trade payables) of its subsidiaries.

Within 30 days of the occurrence of a Change of Control (as defined in the Senior Discount Note Indenture), the Company must offer to purchase for cash all Senior Discount Notes then outstanding at a purchase price equal to 101% of the accreted value thereof, plus accrued interest. The Company's ability to comply with this requirement is subject to certain restrictions contained in the Senior Secured Credit Facility.

The Senior Discount Note Indenture contains events of default, including, but not limited to, (i) defaults in the payment of principal, premium or interest,
(ii) defaults in compliance with covenants contained in the Senior Discount Note Indenture, (iii) cross defaults on more than $5 million of other indebtedness,
(iv) failure to pay more than $5 million of judgments that have not been stayed by appeal or otherwise and (v) the bankruptcy of KMC Holdings or certain of its subsidiaries. The Senior Discount Note Indenture restricts, among other things, the ability of KMC Holdings to incur additional indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of capital stock, make investments or certain other restricted payments, sell assets of KMC Holdings, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger. The Senior Discount Note Indenture permits KMC Holdings' subsidiaries to be deemed unrestricted subsidiaries and, thus, not subject to the restrictions of the Senior Discount Note Indenture.

The Senior Discount Notes are "applicable high yield discount obligations" ("AHYDOs"), as defined in the Internal Revenue Code of 1986, as amended. Under the rules applicable to AHYDOs, a portion of the original issue discount ("OID") that accrues on the Senior Discount Notes will not be deductible by the Company at any time. Any remaining OID on the Senior Discount Notes will not be deductible by the Company until such OID is paid.

OTHER INDEBTEDNESS

On September 22, 1997, KMC Telecom and KMC Telecom II obtained a subordinated term loan (the "Supplemental AT&T Facility") from AT&T Finance with an original principal amount of $10 million. The Supplemental AT&T Facility was, by its terms, due in full upon the closing of a debt offering with gross cash proceeds of at least $50 million. On January 29, 1998, the entire $10 million outstanding under this facility was repaid in full with a portion of the proceeds of the Company's issuance of Senior Discount Notes and warrants.

During 1996, KMC Telecom issued convertible secured notes payable aggregating $11,894,000 and $106,000 to two entities, Nassau Capital Partners L.P. and NAS Partners I L.L.C. ("Nassau Capital" and "Nassau Partners", respectively, collectively referred to as "Nassau") (such notes are collectively referred to herein as the "Convertible Notes".) On January 21, 1997, the Convertible Notes, including accrued interest through that date, aggregating approximately $12,380,000 were converted into 123,800 shares of Series A Cumulative Convertible Preferred Stock of KMC Telecom (such stock was subsequently exchanged for an equal number of shares of Series A Preferred Stock of KMC Holdings on September 22, 1997).

7.  REDEEMABLE AND NONREDEEMABLE EQUITY

KMC TELECOM PREFERRED STOCK

On January 21, 1997, the Convertible Notes were converted into 123,800 shares of Series A Cumulative Convertible Preferred Stock of KMC Telecom with an aggregate liquidation value of $12,380,000. Effective September 22, 1997, all of the shares of Series A Cumulative Convertible Preferred Stock of KMC Telecom were exchanged for an equal number of shares of Series A Cumulative Convertible Preferred Stock of KMC Holdings.

Pursuant to an agreement with Nassau, all dividends accumulated on the Series A Cumulative Convertible Preferred Stock of KMC Telecom through September 22, 1997 ($592,000) were paid upon the closing of KMC Holdings' issuance of Senior Discount Notes and warrants on January 29, 1998.

SERIES A PREFERRED STOCK

There are 123,800 shares of Series A Cumulative Convertible Preferred Stock of KMC Holdings ("Series A Preferred Stock") authorized and outstanding. Series A Preferred Stock has a liquidation preference of $100 per share and an annual dividend equal to 7.0% of the liquidation preference, payable quarterly, when and if declared by the Board of Directors out of funds legally available therefor. Unpaid dividends accumulate and the unpaid amount increases at the annual rate of 7.0%, compounded quarterly. All accumulated but unpaid dividends will be paid upon the occurrence of a Realization Event (defined as (i) an initial public offering with gross proceeds of at least $40 million or (ii) sale of substantially all the assets or stock of the Company or the merger or consolidation of the Company into one or more other corporations). As of December 31, 1998, dividends in arrears on the Series A Preferred Stock aggregated $1,144,000. Notwithstanding the foregoing, pursuant to an agreement among Nassau and the Company, Nassau has agreed to forego the payment of dividends from September 22, 1997 through the date on which Nassau disposes of its interest in the Company; provided that at the time of such disposition, Nassau has received not less than a 10% annual compound rate of return during the period it held the Series A Preferred Stock.

Series A Preferred Stock is convertible into Common Stock at a conversion price equal to $20.63 per share of Common Stock, subject to adjustment upon the occurrence of certain events. Holders of Series A Preferred Stock may convert all or part of such shares to Common Stock. Upon conversion, subject to the aforementioned agreement to forego the payment of dividends, the holders are entitled to receive a cash payment of the accumulated but unpaid dividends; provided, however, that the Company may substitute common shares having a fair market value equal to the amount of such cash payment if the conversion occurs before a Realization Event. Series A Preferred Stock will automatically convert into Common Stock upon the occurrence of a Qualified Public Offering (defined as the first sale of Common Stock pursuant to a registration statement filed under the Securities Act of 1933 in which the Company receives gross proceeds of at least $40 million, provided that the per share price at which such shares are sold in such offering is at least four times the conversion price of the Series A Preferred Stock).

The holders of Series A Preferred Stock, except as otherwise provided in the Company's Certificate of Incorporation, are entitled to vote on all matters voted on by holders of Common Stock. Each share of Series A Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which such share is convertible. Without the prior consent of two-thirds of the shares of Series A Preferred Stock, among other things, the Company may not increase the number of shares of preferred stock (of whatever series) authorized for issuance, or declare or pay any dividends on shares of Common Stock or other junior shares. As discussed under "Redemption Rights" below, the holders of Series A Preferred Stock have certain redemption rights. Accordingly, such stock has been reflected as redeemable equity in the accompanying financial statements.

SERIES C PREFERRED STOCK

There are 350,000 shares of Series C Cumulative Convertible Preferred Stock of KMC Holdings ("Series C Preferred Stock") authorized, of which 175,000 shares are outstanding at December 31, 1998. 150,000 of such shares were issued in November 1997, generating aggregate gross proceeds of $15 million and the remaining 25,000 shares were issued in January 1998 upon the conversion of an equal number of shares of Series D Preferred Stock. Series C Preferred Stock has a liquidation preference of $100 per share and an annual dividend equal to 7.0% of the liquidation preference, payable quarterly, when and if declared by the Board of Directors out of funds legally available therefor. Unpaid dividends accumulate and the unpaid amount increases at the annual rate of 7.0%, compounded quarterly. All accumulated but unpaid dividends will be paid upon the occurrence of a Realization Event. As of December 31, 1998, dividends in arrears on the Series C Preferred Stock aggregated $1,458,000. Notwithstanding the foregoing, pursuant to the Purchase Agreement among the Company, Nassau, GECC and CoreStates Holdings, Inc. ("CoreStates"), each current holder of Series C Preferred Stock has agreed to forego the payment of dividends that accumulate during the period from issuance through the date on which such holder disposes of its interest in the Company; provided that at the time of such disposition, it has received not less than a 10% annual compound rate of return during such period.

Series C Preferred Stock is convertible into Common Stock at a conversion price equal to (i) from the date of initial issuance to the date which is 30 months after the date of such initial issuance, $52.50 per share of Common Stock and
(ii) from and after the date which is 30 months after the date of initial issuance, $42.18; provided that both such amounts are subject to adjustment upon the occurrence of certain events. Holders of Series C Preferred Stock may convert all or part of such shares to Common Stock. Upon conversion, subject to the aforementioned agreement to forego the payment of dividends, the holders are entitled to receive a cash payment of the accumulated but unpaid dividends; provided, however, that the Company may substitute common shares having a fair market value equal to the amount of such cash payment if the conversion occurs before a Realization Event. Series C Preferred Stock will automatically convert into Common Stock upon the occurrence of a Qualified Public Offering.

The holders of Series C Preferred Stock, except as otherwise provided in the Company's Certificate of Incorporation, are entitled to vote on all matters voted on by holders of Common Stock. Each share of Series C Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which such share is convertible. Without the prior consent of two-thirds of the shares of Series C Preferred Stock, among other things, the Company may not increase the number of shares of preferred stock (of whatever series) authorized for issuance, or declare or pay any dividends on shares of Common Stock or other junior shares. As discussed under "Redemption Rights" below, the holders of Series C Preferred Stock have certain redemption rights. Accordingly, such stock has been reflected as redeemable equity in the accompanying financial statements.

The Series C Preferred Stock is subject to redemption at the option of the Company, in whole but not in part, in connection with an "Acquisition Event." An Acquisition Event is defined to mean any merger or consolidation of the Company with any other company, person or entity, whether or not the Company is the surviving entity, as a result of which the holders of the Company's Common Stock (determined on a fully diluted basis) will hold less than a majority of the outstanding shares of Common Stock or other equity interest of the Company, person or entity resulting from such transaction, or any parent of such entity.

SERIES D PREFERRED STOCK

There are 25,000 shares of Series D Cumulative  Convertible  Preferred  Stock of
KMC Holdings ("Series D Preferred Stock") authorized, none of which are outstanding at December 31, 1998. There were 25,000 of such shares issued to Nassau in November 1997, generating aggregate gross proceeds of $2.5 million. In January 1998, Nassau exercised its conversion rights and converted all of its shares of Series D Preferred Stock into an equal number of shares of Series C Preferred Stock.

COMMON STOCK

Holders of Common Stock of the Company are entitled to one vote for each share held on all matters submitted to a vote of stockholders, except with respect to the election of Directors. Except as otherwise required by law, actions at the Company's stockholders meetings (held at least annually), require the affirmative vote of a majority of the shares represented at the meeting, a quorum being present. Holders of Common Stock are entitled, subject to the preferences of preferred stock, to receive such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. The Senior Discount Note Indenture and the Company's other indebtedness restrict the ability of the Company to pay dividends on its Common Stock. Without the prior consent of two-thirds of the shares of Series A Preferred Stock and two-thirds of the shares of Series C Preferred Stock, the Company may not declare or pay any dividends on its Common Stock. Except as discussed under "Redemption Rights" below, the holders of Common Stock have no preemptive, redemption or conversion rights.

Pursuant to provisions contained in the Company's Certificate of Incorporation and an Amended and Restated Stockholders Agreement dated as of October 31, 1997, among the Company, Kamine, Nassau, AT&T Credit Corporation ("AT&T Credit"), GECC, and CoreStates (the "Stockholders' Agreement"), until Kamine and Nassau cease to own Common Stock or preferred stock convertible into Common Stock representing at least five percent of the outstanding shares of Common Stock, assuming all convertible securities are converted, Kamine and Nassau have special rights entitling each to elect three Directors. A Director elected by Kamine's shares or Nassau's shares may not be removed except with the affirmative vote of a majority of the applicable shares of capital stock. If Kamine or Nassau transfer their shares of capital stock, the number of Directors their shares are entitled to elect decreases. The number of Directors which Kamine is entitled to elect would be reduced to two if the number of shares owned by him were to fall below two-thirds of the number of shares of the Company initially issued to him, and to one if the number of shares owned by him were to fall below one-third of the number of shares initially issued to him. If his ownership were to fall below 5% of the number of shares initially issued to him, Kamine would no longer be entitled to elect any Directors pursuant to such provisions. Comparable reductions would be made to the number of Directors which Nassau is entitled to elect if its ownership were to fall below the specified percentages. Directors other than those elected by vote of Kamine's shares or Nassau's shares are elected by holders of Common Stock and holders of preferred stock that are entitled to vote in the election of Directors. If a default relating to payment occurs under the Senior Secured Credit Facility and continues uncured for 90 days, the holders of Series C Preferred Stock (currently Nassau, GECC and CoreStates) are entitled to elect two additional Directors, who will serve until the default is cured.

REDEMPTION RIGHTS

Pursuant to the Stockholders' Agreement, each of Nassau, AT&T Credit, GECC and CoreStates has a "put right" entitling it to have the Company repurchase its preferred and common shares for the fair market value of such shares if no Liquidity Event (defined as (i) an initial public offering with gross proceeds of at least $40 million, (ii) the sale of substantially all of the stock or assets of the Company or (iii) the merger or consolidation of the Company with one or more other corporations) has taken place by the later of (x) October 22, 2003 or (y) 90 days after the final maturity date of the Senior Discount Notes (issued in January 1998, with a stated maturity date of February 15, 2008). CoreStates, GECC and AT&T Credit may not exercise such put rights unless Nassau has exercised its put right. The Senior Discount Note Indenture limits the Company's ability to repurchase such shares. All of the shares of preferred and common stock subject to such "put right" are presented as redeemable equity in the accompanying balance sheets.

The redeemable preferred stock, redeemable common stock and redeemable common stock warrants (described below) are being accreted to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At December 31, 1998, the aggregate redemption value of the redeemable equity was approximately $152 million, reflecting per share redemption amounts of $630 for the Series A Preferred Stock, $248 for the Series C Preferred Stock and $130 for the redeemable common stock and redeemable common stock warrants. Accordingly, $8,246,000 and $17,861,000 of accretion have been charged to additional paid-in-capital in 1997 and 1998, respectively.

WARRANTS

In connection with KMC Telecom's 1996 Loan and Security Agreement, warrants representing a 2.5% ownership interest in the fully diluted common voting capital stock of KMC Telecom, including anti-dilution protection, were granted to the lenders. These warrants, at an exercise price of $.01 per share, were issued on January 21, 1997, concurrent with the initial borrowing under the AT&T Facility, at which date the fair value of such warrants was determined to be $1.5 million, which was reflected as a charge to deferred financing costs and credited to redeemable equity in January 1997. On September 22, 1997, such warrants were exercised, and an aggregate of 28,000 shares of Class A Common Stock of KMC Telecom were issued to the warrant holders. These shares were subsequently exchanged for an equal number of shares of Common Stock of KMC Holdings.

In connection with the AT&T Facility, warrants to purchase 10,000 shares of Common Stock were issued to GECC in 1997. These warrants, at an exercise price of $.01 per share, are exercisable from issuance through January 21, 2005. The fair value of such warrants was determined to be $525,000, which was reflected as a charge to deferred financing costs and credited to redeemable equity. Pursuant to the Stockholders' Agreement, GECC may put the shares of Common Stock issuable upon the exercise of such warrants back to the Company. These warrants have been presented as redeemable common stock warrants in the accompanying balance sheet at December 31, 1998.

In connection with the sale of Senior Discount Notes in January 1998, the Company issued warrants to purchase an aggregate of 100,385 shares of Common Stock at an exercise price of $.01 per share. The net proceeds of $10,446,000 represented the fair value of the warrants at the date of issuance. The warrants are exercisable through January 2008.

OPTIONS

Prior to the establishment of the present holding company structure, during 1996 and 1997, KMC Telecom granted options to purchase shares of its common stock, par value $.01 per share ("KMC Telecom Common Stock"), to employees pursuant to the KMC Telecom Stock Option Plan.

In order to reflect the establishment of the holding company structure, on June 26, 1998, the Board of Directors adopted a new stock option plan, the KMC Holdings Stock Option Plan (the "1998 Plan"), which authorizes the grant of options to purchase Common Stock of the Company. The 1998 Plan was approved by the stockholders, effective July 15, 1998. In September 1998, the Company replaced the options to purchase KMC Telecom Common Stock previously granted under the KMC Telecom Stock Option Plan with options to purchase Common Stock of the Company granted under the 1998 Plan and granted options to additional employees of the Company under the 1998 Plan.

The 1998 Plan, which is administered by the Compensation Committee of the Board of Directors of KMC Holdings, provides for various grants to key employees, directors, affiliated members or other persons having a unique relationship with the Company excluding Kamine and any person employed by Nassau Capital or any Nassau affiliate. Grants may include, without limitation, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stocks, purchase stocks, performance shares and performance units. The Compensation Committee has the power and authority to designate recipients of the options and to determine the terms, conditions, and limitations of the options.

Under the 1998 Plan, options to purchase 262,750 shares of Common Stock of KMC Holdings are available for grant, all of which were allocated to the Plan as of December 31, 1998. No individual may receive options for more than 75,000 shares. The exercise price of all incentive stock options granted under the 1998 Plan must be at least equal to the fair market value of the shares on the date of grant. The exercise price of all non-qualified stock options granted under the 1998 Plan must be at least 50% of the fair market value of the shares on the date of grant.

Options granted pursuant to the 1998 Plan will have terms not to exceed 10 years and become exercisable over a vesting period as specified in such options. The 1998 Plan will terminate no later than 2008. Options granted under the 1998 Plan are nontransferable, other than by will or by the laws of descent and distribution, and may be exercised during the optionee's lifetime, only by the optionee.

The 1998 Plan provides for an adjustment of the number of shares exercisable in the event of a merger, consolidation, recapitalization, change of control, stock split, stock dividend, combination of shares or other similar changes, exchange or reclassification of the Common Stock at the discretion of the Compensation Committee. Pursuant to the agreements adopted under the 1998 Plan, the greater of 25% of the shares granted or fifty percent of all unvested options granted become fully vested upon a change-in-control of the Company, as defined. Under certain circumstances, such percentages may increase.

The holders of options to acquire shares of Common Stock of KMC Holdings are required to enter into agreements with KMC Holdings which place certain restrictions upon their ability to sell or otherwise transfer such shares. In the event of termination of employment of the option holder by the Company or the affiliates, the Company can repurchase all of the shares or options held by such individuals, generally for an amount equal to the fair value of such shares or the excess of the fair value of such options over their exercise price.

Information on stock options is as follows:

                                                                    Weighted
                                    Number of Shares            Average Exercise
                        --------------------------------------------------------
                              Outstanding     Exercisable       Price of Options
                        --------------------------------------------------------
Balances, January 1, 1996..             -               -
  Granted..................        95,385               -             $65
  Became exercisable.......             -               -
                              ---------------------------
Balances, December 31, 1996        95,385               -             $65
  Granted..................        63,115               -             $65
  Became exercisable.......             -          22,000
  Cancelled................       (17,000)         (3,000)           $(65)
                              ---------------------------
Balances, December 31, 1997       141,500          19,000             $65
  Granted..................       262,500               -             $26
  Became exercisable.......             -         117,000
  Cancelled................      (141,500)        (19,000)           $(65)
                              ----------------------------
Balances, December 31, 1998...    262,500         117,000             $26
                              ===========================

The weighted-average exercise price of options exercisable at December 31, 1997 and 1998 is $50 and $22, respectively, and the weighted-average fair value of options granted during 1996, 1997 and 1998 were $30, $49 and $114 per share, respectively. Exercise prices for options outstanding as of December 31, 1998 ranged from $20 to $40. The weighted-average remaining contractual life of those options is 9.7 years.

During the year ended December 31, 1998, non-qualified options to purchase an aggregate of 262,500 shares were granted at exercise prices of $20 (157,500 options), $30 (52,500 options) and $40 (52,500 options). The options granted during 1998 are comprised of 230,500 options granted to employees and 32,000 options granted to individuals employed by certain affiliates of the Company. All such options have 10 year terms. The $20 options become exercisable over a three year period in six month intervals commencing six months after the grant date in increments of 26,250 options each. The $30 options become exercisable in two increments of 26,250 options each, forty-two and forty-eight months after the grant date. The $40 options become exercisable in two increments of 26,250 options each, fifty-four and sixty months after the grant date. For purposes of vesting, options granted in 1998 under the 1998 Plan to replace options granted in 1997 and 1996 under the KMC Telecom Stock Option Plan are deemed to have been granted on the date of grant of the options which they replace.

As a result of certain anti-dilution provisions governing the conversion of shares of Class C Common Stock into shares of Class A Common Stock, KMC Telecom was required to account for the KMC Telecom Stock Option Plan as a variable stock option plan. Additionally, as a result of restrictions upon the holders of options granted under the 1998 Plan, including their ability to sell or otherwise transfer the related shares, the 1998 Plan is required to be accounted for as a variable stock option plan. Generally accepted accounting principles for variable stock option plans require the recognition of a non-cash compensation charge for these options (amortized over the vesting period of the employee options and recognized in full as of the grant date for the non-employee options). Such charge is determined by the difference between the fair value of the common stock underlying the options and the option price as of the end of each period. Accordingly, compensation expense will be charged or credited periodically through the date of exercise or cancellation of such stock options, based on changes in the value of the Company's stock as well as the vesting schedule of such options. These compensation charges or credits are non-cash in nature, but could have a material effect on the Company's future reported results of operations.

The Company, upon cancellation of the outstanding options under the KMC Telecom Stock Option Plan, reversed all compensation expense previously recorded with respect to such options. Additionally, to the extent the fair value of the Common Stock of the Company exceeded the exercise price of the options granted under the 1998 Plan, the Company recognized compensation expense related to such options over their vesting period.

Based on the estimated fair value of the Common Stock of KMC Telecom at December 31, 1996 and 1997, and KMC Holdings at December 31, 1998, cumulative deferred compensation obligations of $1,283,000, $15,579,000 and $27,906,000, respectively, have been established. The Company has recognized compensation expense aggregating $240,000, $13,870,000 and $7,080,000 for the years ended
December 31, 1996, 1997 and 1998, respectively. The 1998 stock option compensation expense of $7,080,000 reflects charges of $7,236,000 under the KMC Telecom Stock Option Plan through its termination in September 1998 and charges of $21,190,000 related to the 1998 Plan, partially offset by a credit as a result of the September 1998 cancellation of the KMC Telecom stock options, reflecting the reversal of $21,346,000 of cumulative compensation previously recognized for options granted under the KMC Telecom Stock Option Plan.

In accordance with the provisions of Statement 123, the Company applies APB 25 and related interpretations in accounting for its stock option plan. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by Statement 123, net loss and net loss per common share would have been the following:

                                                         December 31
                                          1996            1997            1998
                                      ------------------------------------------
                                                        (In thousands)

Net loss:
  As reported.......................    $(4,495)       $(32,685)       $(76,753)
                                     ===========================================
  Pro forma.........................    $(4,453)       $(20,542)       $(76,869)
                                     ===========================================

Net loss per common share:
  As reported.......................     $(7.49)        $(64.93)       $(114.42)
                                    ============================================
  Pro forma.........................     $(7.42)        $(45.97)       $(114.56)
                                    ============================================

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                          1996           1997           1998
                                      ------------------------------------------

Expected dividend yield.............        0%             0%             0%
Expected stock price volatility.....       50%            50%            50%
Risk-free interest rate.............        6%             6%             6%
Expected life of options............   7 years        7 years        7 years

The expected stock price volatility factors were determined based on an average of such factors as disclosed in the financial statements of peer companies. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

8.  INCOME TAXES

As of December 31, 1998, the Company and its subsidiaries had consolidated net operating loss carryforwards for United States income tax purposes ("NOLs") of approximately $59 million which expire through 2013. Under Section 382 of the Internal Revenue Code of 1986, as amended, if the Company undergoes an "ownership change," its ability to use its preownership change NOLs (NOLs accrued through the date of the ownership change) would generally be limited annually to an amount equal to the product of (i) the long-term tax-exempt rate for ownership changes prescribed monthly by the Treasury Department and (ii) the value of the Company's equity immediately before the ownership change, excluding certain capital contributions. Any allowable portion of the preownership change NOLs that is not used in a particular taxable year following the ownership change could be carried forward to subsequent taxable years until the NOLs expire, usually 15 years after they are generated. As a result of the cumulative effect of issuances of preferred and common stock through September 22, 1997, KMC Telecom has undergone an ownership change.

For financial reporting purposes, the Company has an aggregate of approximately $38 million and $109 million of loss carryforwards and net temporary differences at December 31, 1997 and 1998, respectively. At existing federal and state tax rates, the future benefit of these items approximates $15 million at December 31, 1997 and $42 million at December 31, 1998. Valuation allowances have been
established   equal  to  the  entire  net  tax  benefit   associated   with  all
carryforwards and temporary differences at both December 31, 1997 and 1998 as their realization is uncertain.

The composition of expected future tax benefits at December 31, 1997 and 1998 is as follows:

                                                        1997           1998
                                                  ------------------------------
                                                           (in thousands)

Net operating loss carryforwards.................. $   8,894      $  22,914
Temporary differences
   Stock option compensation......................     5,502          8,264
   Interest accretion.............................        -           9,797
   Other, net.....................................       523          1,513
                                                  ------------------------------
Total deferred tax assets.........................    14,919         42,488
Less valuation allowance..........................   (14,919)       (42,488)
                                                  ------------------------------
Net deferred tax assets...........................  $      -     $        -
                                                  ==============================

A reconciliation of the expected tax benefit at the statutory federal rate of 34% is as follows:

                                                     1996               1997              1998
                                                 ---------------------------------------------

Expected tax benefit at statutory rate.......       (34.0)%         (34.0)%            (34.0)%
State income taxes, net of federal benefit...        (4.0)           (2.9)              (2.6)
Non-deductible interest expense..............          -                -                2.0
S Corporation losses not benefited...........         4.1               -                  -
Other........................................          .1              .1                 .1
Change in valuation allowance................        33.8            36.8               34.5
                                                 -------------------------------------------
                                                     -%                -%                 -%
                                                 ===========================================

9.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases various facilities and equipment under operating leases. Minimum rental commitments are as follows (in thousands):

Year ending December 31:
     1999...............................    $   2,247
     2000...............................        2,222
     2001...............................        2,169
     2002...............................        2,120
     2003...............................        1,615
   Thereafter...........................        1,334
                                         -----------------
                                              $11,707
                                         =================
Rent expense under operating leases was $98,000, $478,000 and $1,299,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

LITIGATION

By letter dated August 29, 1997, KMC Telecom notified I-Net, Inc. ("I-NET") that KMC Telecom considered I-NET to be in default under a Master Telecommunications System Rollout Agreement, dated as of October 1, 1996 (the "I-Net Agreement"), as a result of I-NET's failure to provide design plans and specifications for several systems for which it had agreed to provide such plans and specifications, to properly supervise construction of the systems or to provide personnel with the necessary expertise to manage the projects. On February 12, 1998, the Company received a demand for arbitration from Wang Laboratories, Inc. ("Wang"), the successor to I-NET. The demand seeks at least $4.1 million. The Company believes that it has meritorious defenses to Wang's claims and has asserted counterclaims seeking in excess of $2.5 million as a result of I-NET's defaults under the I-NET Agreement. The arbitration proceedings are currently underway. The Company believes that resolution of this matter will not have a material adverse impact on its financial condition. No assurance can be given, however, as to the ultimate resolution of this matter.

There  are a number  of  lawsuits  and  regulatory  proceedings  related  to the
Telecommunications Act of 1996, decisions of the Federal Communications Commission related thereto and rules and regulations issued thereunder which may affect the rights, obligations and businesses of incumbent local exchange carriers, competitive local exchange carriers and other participants in the telecommunications industry in general, including the Company.

PURCHASE COMMITMENTS

As of December 31, 1998, the Company has outstanding commitments aggregating approximately $30.6 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers and service providers.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its executives. In addition to a base salary, these agreements also provide for certain incentive compensation payments, based upon completion of construction and attainment of specified revenues for additional networks. The Company has also agreed to make similar incentive compensation payments to certain other key employees.

10.  ACQUISITION

On July 11, 1997, KMC Telecom acquired a network in Melbourne, Florida for a purchase price of $2 million in cash. The acquisition was accounted for under the purchase method and the purchase price approximated the fair value of the fixed assets acquired. Assuming the Melbourne Network had been acquired as of January 1, 1997, the Company's pro forma consolidated revenue and net loss for the year ended December 31, 1997 would have been $3,655,000 and $33,212,000, respectively.

11.  RELATED PARTY TRANSACTIONS

During 1996, KMC Telecom had borrowings from Kamine. The proceeds of such loans were used to fund the construction of the network in Huntsville, Alabama, and to fund operating cash flow requirements. These loans were payable on demand and, through April 30, 1996, bore interest at the prime rate. Interest expense charged by Kamine under these loans amounted to $120,000 for the year ended December 31, 1996. Effective May 1, 1996, Kamine elected not to charge interest on these loans. However, for financial reporting purposes, $180,000 of interest expense was imputed on these loans for the period from May 1, 1996 to their repayment on November 12, 1996, and a corresponding credit has been recorded to additional paid-in capital.

The Company and certain affiliated companies owned by Kamine share certain administrative services. The entity which bears the cost of the service is reimbursed by the other for the other's proportionate share of such expenses. The Company reimbursed Kamine-affiliated companies for these shared services an aggregate of approximately $488,000, $281,000 and $136,000 of expense for the years ended December 31, 1996, 1997 and 1998, respectively.

From May 1, 1996 through January 29, 1998, an affiliate of the Company was paid a fee at an annual rate of $266,000 as reimbursement for the services of Kamine as Chairman of the Board of the Company. The amount of this fee was reduced to $100,000 per annum as of January 29, 1998 and it was terminated effective December 31, 1998. The fees paid for these services are included in the shared services payment described in the immediately preceding paragraph. Effective
January 1, 1999, Kamine became an employee of the Company and he is currently paid a salary at the rate of $450,000 per annum for his services as Chairman of the Board.

The Company leases its headquarters office through January 2007 from an entity controlled by Kamine. The lease provides for a base annual rental cost of approximately $217,000, adjusted periodically for changes in the consumer price index, plus operating expenses. Rent expense recognized under this lease for the years ended December 31, 1996, 1997 and 1998 was $97,000, $207,000 and $217,000,
respectively.

As of December 31, 1998, the Company has made loans aggregating $760,000, to certain of its executives. Such loans bear interest at a rate of 6% per annum and are included in other assets.

KMC Services LLC, a limited liability company wholly-owned by Kamine ("KMC Services"), has entered into a five year agreement with the Company pursuant to which KMC Services will offer to the Company financial and energy services which are related to the Company's business. KMC Services may also offer its services to third parties in jurisdictions in which the Company is not offering telecommunications services; provided that such third parties are not competitors of the Company. Initially, KMC Services will offer a leasing program for equipment physically installed at a customer's premises ("CPE Equipment") for the Company to integrate into its ClearStarSM Advantage program, whereby the Company will be able to offer CPE Equipment for lease or sale to its customers. The equipment will be owned by KMC Services, and the Company will have no liability for the cost of the equipment, the financing related to it or the obligation for any lease charges. Any such sale or lease will be between the Company's customer and KMC Services. The Company will advance to KMC Services each year on a monthly basis, pursuant to an approved annual budget, KMC Services' estimated operating expenses for the year. In exchange, the Company will receive, on a quarterly basis, eighty percent (80%) of the net pre-tax cash flow received by KMC Services (after payment of all costs of KMC Services other than those advanced by the Company). For 1999, the estimated operating expenses of KMC Services are approximately $1.2 million. The Company is not responsible for KMC Services' capital costs or financing costs. The Company will invoice KMC Services for its allocable costs incurred in connection with this program, including such items as sales commissions and administrative support, and recover these costs, together with any amounts advanced to KMC Services for its annual operating costs, from the Company's eighty percent (80%) share of the net pre-tax cash flow received from KMC Services. The Company and KMC Services have mutual rights of audit to insure proper allocation of costs and accounting. If at any time Mr. Kamine, including his immediate family, and Nassau collectively own less than twenty percent (20%) of the Company, the Company has the right to cancel this agreement; subject to either a buyout of the Company's customer portfolio from KMC Services or the assumption or guarantee by the Company of eighty percent (80%) of the outstanding financing relating to the equipment previously purchased by KMC Services.

Effective January 1, 1999, the Company is entitled to utilize a Citation III business jet, chartered by Bedminster Aviation, LLC, a limited liability company wholly-owned by Kamine, for a fixed price per hour of flight time. The Company has agreed to use its best efforts to utilize the Citation III fifty hours per quarter during 1999. The Company is under no obligation to do so and has not guaranteed any financial arrangements with respect to the aircraft or to Bedminster Aviation, LLC.

Pursuant to an agreement among the Company, Kamine and Nassau, for 1997 and 1998 Nassau received $100,000 as a financial advisory fee and as compensation for the Nassau designees who served on the Board of Directors of the Company. Nassau will be paid $450,000 as a financial advisory fee for 1999.

12.  NET LOSS PER COMMON SHARE

The following table sets forth the computation of net loss per common share:

                                                   1996              1997               1998
                                            --------------------------------------------------------
                                                                (in thousands)
Numerator:
   Net loss................................        $(4,495)           $(32,686)        $(76,753)
   Dividends and accretion on redeemable
    preferred stock........................              -              (8,904)         (18,285)
                                            --------------------------------------------------------
   Numerator for net loss per common share         $(4,495)           $(41,590)        $(95,038)
                                            ========================================================

Denominator:
   Denominator for net loss per common
    share - weighted average number of
    common shares outstanding..............            600                641               831
                                            ========================================================
   Net loss per common share...............     $ (  7.49)           $(64.93)         $(114.42)
                                            ========================================================

Options and warrants to purchase an aggregate of 242,768 and 372,885 shares of common stock were outstanding as of December 31, 1997 and 1998, respectively, but a computation of diluted net loss per common share has not been presented, as the effect of such securities would be anti-dilutive.

13.  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Information with respect to noncash investing and financing activities is as follows:

   In 1996, Kamine contributed a loan and related imputed interest totaling $2,267,000 to equity.

   In 1997, the Convertible Notes, including accrued interest, aggregating approximately $12,380,000 were converted into 123,800 shares of Series A Cumulative Convertible Preferred Stock of KMC Telecom.

   In 1997, warrants with a fair value of $1.5 million were granted to Newcourt Capital and warrants with a fair value of $525,000 were granted to GECC.

   In connection with the Senior Discounts Notes, the Company recognized noncash interest expense of $29.6 million in 1998.

In connection with options granted to employees under the KMC Telecom Stock Option Plan in 1996 and 1997, and under the KMC Holdings Stock Option Plan in 1998, cumulative deferred compensation obligations of $1,283,000, $15,579,000 and $27,906,000 have been established in 1996, 1997 and 1998, respectively, with offsetting credits to additional paid-in capital. Noncash compensation expense of $44,000, $9,014,000 and $23,758,000 in 1996, 1997 and 1998, respectively, was recognized in connection with such options. In connection with options granted to individuals employed by certain affiliates of the Company in 1996, 1997 and 1998, the Company recognized noncash compensation expense of $196,000, $4,856,000 and $4,668,000, respectively. In addition, during 1998 the Company cancelled all of the then outstanding options granted under the KMC Telecom Stock Option Plan, resulting in the reversal of previously recognized compensation expense of $21.3 million.

14.  FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

CASH AND CASH EQUIVALENTS

The carrying amounts approximate fair value because of the short-term maturity of the instruments.

INVESTMENTS HELD FOR FUTURE CAPITAL EXPENDITURES

The carrying amounts and fair value are reported at amortized cost since these securities are to be held to maturity.

LONG-TERM DEBT

The carrying amount of floating-rate long-term debt approximates its fair value. The fair value of the Company's fixed-rate long-term debt is estimated using discounted cash flows at the Company's incremental borrowing rates.

REDEEMABLE EQUITY

The fair values of the Company's redeemable equity instruments are estimated to be the amounts at which the holders may require the Company to redeem such securities, adjusted using discounted cash flows.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows (in millions):

                                                           1997                     1998
                                                 ---------------------------------------------------
                                                   Carrying      Fair       Carrying      Fair
                                                    Amount      Value        Amount       Value
                                                 ---------------------------------------------------
Cash and cash equivalents......................       $15.6     $  15.6      $  21.1      $  21.1
Investments held for future capital expenditures          -           -         27.9         27.9
Long-term debt:
  Floating rate................................        61.3        61.3         41.4         41.4
  Fixed rate...................................           -           -        267.8        249.6
Redeemable equity instruments:
  Series A Preferred Stock.....................        18.9        28.4         30.4         38.9
  Series C Preferred Stock.....................        14.7        13.5         21.6         21.6
  Series D Preferred Stock.....................         2.4         2.3            -            -
  Redeemable common stock......................        11.2         6.3         22.3         14.5
  Redeemable common stock warrants.............          .5          .5           .7           .7


CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with major financial institutions. With respect to accounts receivable, the Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral. No individual customer accounted for more than 10% of revenue, excluding reciprocal compensation revenue, as described below, for the years ended December 31, 1997 and 1998.

The Company maintains interconnection agreements with incumbent local exchange carriers ("ILECs") in each state in which it operates. Among other things, these contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic of Internet service providers ("ISPs") in each state. The Regional Bell Operating Companies have advised competitive local exchange carriers, such as the Company, that they do not consider calls in the same local calling area which are placed by their customers to competitive local exchange carrier customers which are Internet service providers to be local calls under the interconnection agreements. The Regional Bell Operating Companies claim that these calls are exchange access calls, which the Federal Communications Commission exempted from payment of access charges. The Regional Bell Operating Companies claim that, as a result, they do not owe any compensation to competitive local exchange carriers for transporting and terminating these calls. The Regional Bell Operating Companies have threatened to withhold, and in many cases have withheld, reciprocal compensation to competitive local exchange carriers for the transport and termination of these calls. During 1998, the Company recognized revenue from these ILECs of approximately $2.9 million, or 12.9% of 1998 revenue, for these services. Payments of approximately $135,000 were received from the ILECs during 1998.

Management believes reciprocal compensation for Internet traffic to be an industry-wide matter that will ultimately be resolved on a state-by-state basis. To date, twenty-nine state commissions have ruled on the issue and found that ILECs must pay compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks. A number of other state commissions currently have proceedings pending to consider this matter. The Federal Communications Commission has concluded that calls to ISPs are interstate calls and therefore exempt from local termination charges. However, the Commission also stated that existing interconnection agreements providing for such termination charges must be honored by the ILECs.

The Company accounts for reciprocal compensation with the ILECs, including the activity associated with the disputed ISP traffic, as local traffic pursuant to the terms of its interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. The circumstances surrounding the disputes are considered by management periodically in determining whether reserves against unpaid balances are warranted. As of December 31, 1998, no reserves have been considered necessary by management.

15.  SUBSEQUENT EVENTS

LUCENT AGREEMENT

KMC Telecom III entered into a Loan and Security Agreement (the "Lucent Facility") dated February 4, 1999 with Lucent Technologies Inc. ("Lucent") which provides for borrowings to be used to fund the acquisition of certain telecommunications equipment and related expenses. The Lucent Facility provides for an aggregate commitment of up to $600 million, of which $125 million is immediately available to purchase Lucent products and an additional $125 million will become available upon KMC Telecom III's receipt of an additional $35 million of funded equity or qualified intercompany loans, as defined in the agreement. Further, up to an additional $350 million will be available upon (a) additional lenders participating in the Lucent Facility and making commitments to make loans so that Lucent's aggregate commitment does not exceed $250 million and (b) the Company satisfying certain other requirements, the most significant of which is KMC Holdings raising and contributing at least $300 million in high yield debt or equity (other than disqualified stock) to KMC Telecom III. The Lucent Facility places certain restrictions upon KMC Telecom III's ability to purchase non-Lucent equipment with proceeds from such facility.

Interest on borrowings under the Lucent Facility is charged, at the option of KMC Telecom III, at a floating rate of LIBOR plus the "Applicable LIBOR Margin", or at an alternative base rate plus the "Applicable Base Rate Margin" (as defined). Such margins will be increased by 0.25% until KMC Telecom III and its subsidiaries have completed systems in fourteen markets. If KMC Telecom III defaults on any payment due under the Lucent Facility, the interest rate will increase by four percentage points. If any other event or default shall occur, the interest rate will be increased by two percentage points. Interest on each LIBOR loan is payable on each LIBOR interest payment date in arrears and interest on each base rate loan is payable quarterly in arrears. KMC Telecom III must pay an annual commitment fee on the unused portion of the Lucent Facility of 1.25%.

Loans borrowed under the Lucent Facility amortize in amounts based upon the following percentages of the aggregate amount of the loans drawn under the Lucent Facility:

               Payment Dates                                 Amortization
---------------------------------------------            ---------------------

May 1, 2002 - February 1, 2003                           2.5% per quarter
May 1, 2003 - February 1, 2006                           5.0% per quarter
May 1, 2006 - February 1, 2007                           7.5% per quarter

KMC Holdings has unconditionally guaranteed the repayment of up to $250.0 million under the Lucent Facility when such repayment is due, whether at maturity, upon acceleration, or otherwise. KMC Telecom III Holdings, Inc., which owns the shares of KMC Telecom III and is wholly-owned by KMC Holdings, has pledged the shares of KMC Telecom III to Lucent to collateralize its obligations under the guaranty. In addition, KMC Telecom III has pledged all of its assets to Lucent.

The Lucent Facility contains a number of affirmative and negative covenants including, among others, covenants restricting the ability of KMC Telecom III to consolidate or merge with any person, sell or lease assets not in the ordinary course of business, sell or enter into any long term leases of dark fiber, redeem stock, pay dividends or make any other payments (including payments of principal or interest on loans) to KMC Holdings, create subsidiaries, transfer any permits or licenses, or incur additional indebtedness or act as guarantor for the debt of any other person, subject to certain conditions.

KMC Telecom III is required to comply with certain financial tests and maintain certain financial ratios, including, among others, a ratio of total debt to contributed capital, certain minimum revenues, maximum EBITDA losses and minimum EBITDA, maximum capital expenditures and minimum access lines, a maximum total leverage ratio, a minimum debt service coverage ratio, a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The covenants become more restrictive upon the earlier of (i) July 1, 2002 and (ii) after KMC Telecom III achieves positive EBITDA for two consecutive fiscal quarters.

Failure to satisfy any of the financial covenants will constitute an event of default under the Lucent Facility, permitting the lenders to terminate the commitment and/or accelerate payment of outstanding indebtedness. The Lucent Facility also includes other customary events of default, including, without limitation, a cross-default to other material indebtedness, material undischarged judgments, bankruptcy, loss of a material franchise or material license, breach of representations and warranties, a material adverse change, and the occurrence of a change of control.

SERIES E PREFERRED STOCK

On February 4, 1999, the Company issued 25,000 shares of Series E Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series E Preferred Stock") to Newcourt Commercial Finance Corporation ("Newcourt Finance"), generating aggregate gross proceeds of $22.9 million. The Series E Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. On or before January 15, 2004, the Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series E Preferred Stock. After January 15, 2004, dividends must be paid in cash, subject to certain conditions. Unpaid dividends accrue at the dividend rate of the Series E Preferred Stock, compounded quarterly.

The Series E Preferred Stock must be redeemed on February 1, 2011, subject to the legal availability of funds therefor, at a redemption price, payable in cash, equal to the liquidation preference thereof on the redemption date, plus all accumulated and unpaid dividends to the date of redemption. After April 15, 2004, the Series E Preferred Stock may be redeemed, in whole or in part, at the option of the Company, at a redemption price equal to 110% of the liquidation preference of the Series E Preferred Stock plus all accrued and unpaid dividends to the date of redemption. The redemption price declines to an amount equal to 100% of the liquidation preference as of April 15, 2007.

In addition, on or prior to April 15, 2002, the Company may, at its option, redeem up to 35% of the aggregate liquidation preference of Series E Preferred Stock with the proceeds of sales of its capital stock at a redemption price equal to 110% of the liquidation preference on the redemption date plus accrued and unpaid dividends.

The holders of Series E Preferred Stock have voting rights in certain circumstances. Upon the occurrence of a Change of Control, the Company will be required to make an offer to repurchase the Series E Preferred Stock for cash at a purchase price of 101% of the liquidation preference thereof, together with all accumulated and unpaid dividends to the date of purchase.

The Series E Preferred Stock is not convertible. The Company may, at the sole option of the Board of Directors (out of funds legally available), exchange all, but not less than all, of the Series E Preferred Stock then outstanding, including any shares of Series E Preferred Stock issued as payment for dividends, for a new series of subordinated debentures (the "Exchange Debentures") issued pursuant to an exchange debenture indenture. The holders of Series E Preferred Stock are entitled to receive on the date of any such exchange, Exchange Debentures having an aggregate principal amount equal to (i) the total of the liquidation preference for each share of Series E Preferred Stock exchanged, plus (ii) an amount equal to all accrued but unpaid dividends payable on such share.

SERIES F PREFERRED STOCK

On February 4, 1999, the Company issued 40,000 shares of Series F Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series F Preferred Stock") to Lucent and Newcourt Finance, generating aggregate gross proceeds of $38.9 million. The Series F Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. The Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series F Preferred Stock.

The Series F Preferred Stock may be redeemed at any time, in whole or in part, at the option of the Company, at a redemption price equal to 110% of the liquidation preference on the redemption date plus an amount in cash equal to all accrued and unpaid dividends thereon to the redemption date. Upon the occurrence of a Change of Control, the Company will be required to make an offer to purchase the Series F Preferred Stock for cash at a purchase price of 101% of the liquidation preference thereof, together with all accumulated and unpaid dividends to the date of purchase.

The holders of Series F Preferred Stock have voting rights under certain circumstances.

Upon the earlier of (i) the date that is sixty days after the date on which the Company closes an underwritten primary offering of at least $200 million of its Common Stock, pursuant to an effective registration statement under the Securities Act or (ii) February 4, 2001, any outstanding Series F Preferred Stock will automatically convert into Series E Preferred Stock, on a one for one basis.

The Company may, at the sole option of the Board of Directors (out of funds legally available), exchange all, but not less than all, of the Series F Preferred Stock then outstanding, including any shares of Series F Preferred Stock issued as payment for dividends, for Exchange Debentures. The holders of Series F Preferred Stock are entitled to receive on the date of any such exchange, Exchange Debentures having an aggregate principal amount equal to (i) the total of the liquidation preference for each share of Series F Preferred Stock exchanged, plus (ii) an amount equal to all accrued but unpaid dividends payable on such share.

WARRANTS

In connection with the February 4, 1999 issuances of the Series E Preferred Stock and the Series F Preferred Stock, warrants to purchase an aggregate of 24,660 shares of Common Stock were sold to Newcourt Finance and Lucent. The aggregate gross proceeds from the sale of these warrants was approximately $3.2 million. These warrants, at an exercise price of $.01 per share, are exercisable from February 4, 2000 through February 1, 2009.

In addition, the Company also delivered to the Warrant Agent certificates representing warrants to purchase an aggregate of an additional 107,228 shares of Common Stock at an exercise price of $.01 per share (the "Springing Warrants"). The Springing Warrants may become issuable under the circumstances described in the following paragraph.

If the Company fails to redeem all shares of Series F Preferred Stock prior to the date (the "Springing Warrant Date") which is the earlier of (i) the date that is sixty days after the date on which the Company closes an underwritten primary offering of at least $200 million of its Common Stock pursuant to an effective registration statement under the Securities Act or (ii) February 4, 2001, the Warrant Agent is authorized to issue the Springing Warrants to the Eligible Holders (as defined in the warrant agreement) of the Series E and Series F Preferred Stock. In the event the Company has redeemed all outstanding shares of Series F Preferred Stock prior to the Springing Warrant Date, the Springing Warrants will not be issued and the Warrant Agent will return the certificates to the Company. To the extent the Company exercises its option to exchange all of the Series F Preferred Stock for Exchange Debentures prior to the Springing Warrant Date, the Springing Warrants will not become issuable. Therefore, as the future issuance of the Springing Warrants is entirely within the control of the Company and the likelihood of their issuance is deemed to be remote, no value has been ascribed to the Springing Warrants.

                                       Independent Auditors' Report on Schedules



The Board of Directors and Stockholders
KMC Telecom Holdings, Inc.


We have audited the consolidated balance sheets of KMC Telecom Holdings, Inc. as of December 31, 1997 and 1998 and the related consolidated statements of operations, redeemable and nonredeemable equity and cash flows for the years then ended. Our audit report issued thereon dated February 2, 1999 is included elsewhere in this Form 10-K. Our audit also included the financial statement schedules listed in Item 14(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.



                                                           /s/ ERNST & YOUNG LLP


MetroPark, New Jersey
February 2, 1999

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           KMC Telecom Holdings, Inc.
                                (Parent Company)

                            Condensed Balance Sheets
                                 (in thousands)

                                                           December 31
                                                   ---------------------------
                                                         1997          1998
                                                         ----          ----
ASSETS
Current assets:
   Cash and cash equivalents......................   $       --    $    1,221
   Amounts due from subsidiaries..................           --        20,922
   Prepaid expenses and other current assets......           --           332
                                                   ---------------------------
Total current assets..............................           --        22,475

Loans receivable from subsidiaries................       25,148       265,713
Networks and equipment, net.......................           --         4,775
Intangible assets, net............................          506           625
Deferred financing costs..........................          732        12,055
Other assets......................................           --         1,952
                                                   ---------------------------
                                                        $26,386      $307,595
                                                   ===========================

LIABILITIES,   REDEEMABLE  AND   NONREDEEMABLE
   EQUITY (deficiency)
 Current liabilities:
   Accounts payable..............................    $       --    $    2,043
   Accrued expenses..............................            --         5,838
                                                   ---------------------------
Total current liabilities........................            --         7,881

Senior discount notes payable....................            --       267,811
Losses of subsidiaries in excess of basis........         5,408        61,244
                                                   ---------------------------
Total liabilities................................         5,408       336,936

Redeemable equity:
   Redeemable cumulative  convertible
     preferred stock, par value $.01 per share;
     599 shares authorized; shares issued and
     outstanding:
   Series A, 124 shares in 1997 and 1998 ($12,380
     liquidation preference)..                           18,879        30,390
   Series C, 150 shares in 1997 and 175 shares in
     1998 ($17,500 liquidation preference in 1998)..     14,667        21,643
   Series D, 25 shares in 1997 and 0 shares in 1998.      2,379            --
   Redeemable common stock, shares issued and
     outstanding, 133 in 1997 and 224 in 1998.......     11,187        22,305
   Redeemable common stock warrants.................        539           674
                                                      ------------------------
Total redeemable equity.............................     47,651        75,012

Nonredeemable equity (deficiency):
   Common stock, par value $.01 per share, 3,000
      shares authorized, 614 shares issued and
      outstanding...................................          6             6
   Additional paid-in capital.......................      8,853        13,750
   Unearned compensation............................         --        (5,824)
   Accumulated deficit..............................    (35,532)     (112,285)
                                                    --------------------------
Total nonredeemable equity (deficiency).............    (26,673)     (104,353)
                                                    --------------------------
                                                     $   26,386      $307,595
                                                    ==========================

                                                      SEE ACCOMPANYING NOTES.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                      KMC Telecom Holdings, Inc.
                                                           (Parent Company)

                                                  Condensed Statements of Operations
                                                            (in thousands)


                                                            September 22,
                                                                1997       Year ended
                                                           (formation) to   December
                                                            December 31,    31, 1998
                                                                1997
                                                           ----------------------------
 Operating expenses:
    Selling, general and administrative....................  $       --       $ 19,624
    Stock option compensation expense......................          --         21,190
    Depreciation and amortization..........................          --          1,197
                                                           ----------------------------
 Total operating expenses..................................          --         42,011
                                                           ----------------------------
 Loss from operations......................................          --        (42,011)

 Intercompany charges......................................          --         20,922
 Interest income...........................................          --          8,575
 Interest expense..........................................          --        (23,104)
 Equity in net loss of subsidiaries........................     (21,860)       (41,135)
                                                           ----------------------------
 Net loss..................................................     (21,860)       (76,753)

 Dividends and accretion on redeemable preferred stock.....      (8,904)       (18,285)
                                                           ----------------------------
 Net loss applicable to common shareholders................  $  (30,764)      $(95,038)
                                                           ============================

                                                             SEE ACCOMPANYING NOTES.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                           KMC Telecom Holdings, Inc.
                                (Parent Company)

                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                                            September
                                                                            22, 1997         Year
                                                                           (formation)      ended
                                                                           to December     December
                                                                            31, 1997       31, 1998
                                                                          ----------------------------
OPERATING ACTIVITIES
Net loss.................................................................   $  (21,860)    $  (76,753)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Equity in net loss of subsidiaries..................................       21,860         41,135
     Depreciation and amortization.......................................           --          1,197
     Non-cash interest expense...........................................           --         23,104
     Non-cash stock option compensation expense..........................           --         21,190
     Changes in assets and liabilities:
        Prepaid expenses and other current assets........................           --           (332)
        Accounts payable.................................................           --          2,043
        Accrued expenses.................................................           --          5,838
        Amounts due from subsidiaries....................................           --        (20,922)
        Other assets.....................................................           --         (1,952)
                                                                          ----------------------------
Net cash used in operating activities....................................           --         (5,452)
                                                                          ----------------------------

INVESTING ACTIVITIES
Loans receivable from subsidiaries.......................................      (24,623)      (233,685)
Purchases of equipment...................................................           --         (5,845)
Acquisitions of intangible assets........................................         (506)          (166)
                                                                          ----------------------------
Net cash used in investing activities....................................      (25,129)      (239,696)
                                                                          ----------------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net of
  issuance costs                                                                 9,363         20,446
Proceeds from issuance of preferred stock, net of issuance costs.........       16,498             --
Proceeds from issuance of senior discount notes, net of issuance costs...         (732)       225,923
                                                                          ----------------------------
Net cash provided by financing activities................................       25,129        246,369
                                                                          ----------------------------

Net increase in cash and cash equivalents................................           --          1,221
Cash and cash equivalents, beginning of year.............................           --             --
                                                                          ----------------------------
Cash and cash equivalents, end of year...................................   $       --     $    1,221
                                                                          ============================

                                                                             SEE ACCOMPANYING NOTES.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           KMC Telecom Holdings, Inc.
                                (Parent Company)

                          Notes to Financial Statements

                                December 31, 1998



1.       BASIS OF PRESENTATION

In the parent company only financial statements, KMC Telecom Holdings, Inc.'s (the "Company") investment in subsidiaries is stated at cost less equity in losses of subsidiaries since date of formation. These parent company financial statements should be read in conjunction with the Company's consolidated financial statements. The Company's operating subsidiaries are KMC Telecom Inc. ("KMC Telecom"), KMC Telecom II, Inc. ("KMC Telecom II"), KMC Telecom III, Inc. ("KMC Telecom III") and KMC Telecom of Virginia, Inc.

On September 22, 1997, the stockholders of KMC Telecom exchanged all of their KMC Telecom common and preferred stock for equal numbers of shares of common and preferred stock of the Company.

Pursuant to a management agreement among the Company and its subsidiaries, the Company provides management and other services and incurs certain operating expenses on behalf of its subsidiaries. Such costs are allocated to the subsidiaries by the Company and reimbursed on a current basis. At December 31, 1998, an aggregate of $20.9 million was due from the subsidiaries for such costs and is included in the accompanying condensed balance sheet at December 31, 1998 as a current receivable. Such reimbursements are permitted under the debt agreements of the Company's subsidiaries.

2.       GUARANTEE

On December 22, 1998, KMC Telecom, KMC Telecom II and KMC Telecom of Virginia, Inc. (the "Borrowers"), entered into a Loan and Security Agreement (the "Senior Secured Credit Facility") with AT&T Commercial Finance Corporation, First Union National Bank, General Electric Capital Corporation and Canadian Imperial Bank of Commerce (the "Lenders").

The Company has unconditionally guaranteed the repayment of the Senior Secured Credit Facility when such repayment is due, whether at maturity, upon acceleration, or otherwise. The Company has agreed to pay all amounts outstanding under the Senior Secured Credit Facility, on demand, upon the occurrence and during the continuation of any event of default (as defined therein). The Company has pledged the shares of each of the Borrowers to the Lenders to collateralize its obligations under the guaranty. In addition, the Borrowers have pledged all of their assets to the Lenders. Accordingly, if there were an event of default under the Senior Secured Credit Facility, the lenders thereunder would be entitled to payment in full and could foreclose on the assets of the Borrowers, and the holders of the Senior Discount Notes would have no right to share in such assets. At December 31, 1998, an aggregate of $41.4 million was outstanding under this facility.

Additionally, the Senior Secured Credit Facility restricts the ability of the Borrowers to pay dividends to, or to pay principal or interest on loans from, the Company. Such restrictions could adversely affect the Company's liquidity and ability to meet its cash requirements, including its ability to repay the Senior Discount Notes.

At December 31, 1998, an aggregate of $265.7 million has been loaned by the Company to the Borrowers to be used for the construction and expansion of fiber optic telecommunications networks and for working capital and general corporate purposes.

3.       SENIOR DISCOUNT NOTES

On January 29, 1998, the Company sold 460,800 units, each consisting of a 12 1/2% senior discount note with a principal amount at maturity of $1,000 due 2008 pursuant to the Senior Discount Note Indenture between the Company and the Chase Manhattan Bank, as trustee (the "Senior Discount Notes") and one warrant to purchase .21785 shares of Common Stock of the Company at an exercise price of $.01 per share. The gross and net proceeds of the offering were approximately $250.0 million and $236.4 million, respectively. A substantial portion of the net proceeds of the offering have been loaned by the Company to its subsidiaries. On August 11, 1998, the Company consummated an offer to exchange

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

the notes issued on January 29, 1998 for $460.8 million aggregate principal amount at maturity of notes that had been registered under the Securities Act of 1933 (as used below and elsewhere herein, "Senior Discount Notes" includes the original notes and the exchange notes).

The Senior Discount Notes are unsecured, unsubordinated obligations of the Company and mature on February 15, 2008. The Senior Discount Notes will fully accrete to face value on February 15, 2003. From and after February 15, 2003, the Senior Discount Notes will bear interest, which will be payable in cash, at the rate of 12.5% per annum on February 15 and August 15 of each year, commencing August 15, 2003. The Company is accreting the initial carrying value of the Senior Discount Notes to their aggregate face value over the term of the debt at its effective interest rate of 13.7%.

The indebtedness evidenced by the Senior Discount Notes ranks pari passu in right of payment with all existing and future unsubordinated, unsecured indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. However, the Company is a holding company and the Senior Discount Notes are, therefore, effectively subordinated to all existing and future liabilities (including trade payables) of its subsidiaries.

The Senior Discount Notes restrict, among other things, the ability of the Company to incur additional indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of capital stock, make investments or certain other restricted payments, sell assets of the Company, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger.

4.       REDEEMABLE EQUITY

Pursuant to provisions contained in the Company's Certificate of Incorporation and an Amended and Restated Stockholders' Agreement dated as of October 31, 1997, among the Company, Harold N. Kamine, Nassau Capital Partners L.P. and NAS Partners I L.L.C. (collectively referred to as "Nassau"), AT&T Credit Corporation ("AT&T Credit"), General Electric Capital Corporation ("GECC"), and CoreStates Bank, N.A. ("CoreStates"), (the "Stockholders' Agreement"), each of Nassau, CoreStates, AT&T Credit and GECC has a "put right" entitling it to have the Company repurchase its preferred and common shares for the fair market value of such shares if no Liquidity Event (defined as (i) an initial public offering with gross proceeds of at least $40.0 million, (ii) the sale of substantially all of the stock or assets of the Company or (iii) the merger or consolidation of the Company with one or more other corporations) has taken place by the later of (x) October 22, 2003 or (y) 90 days after the final maturity date of the Senior Discount Notes (issued in January 1998, with a stated maturity date of February 15, 2008). CoreStates, GECC and AT&T Credit may not exercise such put rights unless Nassau has exercised its put right. The restrictive covenants of the Senior Discount Notes limit the Company's ability to repurchase such shares. All of the shares of preferred and common stock subject to such "put right" are presented as redeemable equity in the accompanying condensed balance sheets at December 31, 1997 and 1998.

The redeemable preferred stock, redeemable common stock and redeemable common stock warrants (described below) are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At December 31, 1998, the aggregate redemption value of the redeemable equity was approximately $152 million, reflecting per share redemption amounts of $630 for the Series A Preferred Stock, $248 for the Series C Preferred Stock and $130 for the redeemable common stock and redeemable common stock warrants.

Warrants to purchase 10,000 shares of Common Stock were issued to GECC in 1997. These warrants, at an exercise price of $.01 per share, are exercisable from issuance through January 2005. Pursuant to the Stockholders' Agreement, GECC may put the shares of Common Stock issuable upon the exercise of such warrants back to the Company. These warrants have been presented as redeemable common stock warrants in the accompanying condensed balance sheets at December 31, 1997 and 1998.

5.       CONTINGENCIES

By letter dated August 29, 1997, KMC Telecom notified I-NET, Inc. ("I-NET") that KMC Telecom considered I-NET to be in default under a Master Telecommunications Systems Rollout Agreement dated as of October 1, 1996 (the "I-NET Agreement"), as a result of I-NET's failure to provide design plans and specifications for several systems for which it had agreed to provide such plans and specifications, to properly supervise construction of the systems or to provide

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

personnel with the necessary expertise to manage the projects. On February 12, 1998, the Company received a demand for arbitration from Wang Laboratories, Inc. ("Wang") the successor to I-NET. The demand seeks at least $4.1 million. The Company believes that it has meritorious defenses to Wang's claims and has asserted counterclaims seeking in excess of $2.5 million as a result of I-NET's defaults under the I-NET Agreement. The arbitration proceedings are currently underway. The Company believes that resolution of this matter will not have a material adverse impact on its financial condition. No assurance can be given, however, as to the ultimate resolution of this matter.

There  are a number  of  lawsuits  and  regulatory  proceedings  related  to the
Telecommunications Act of 1996, decisions of the Federal Communications Commission related thereto and rules and regulations issued thereunder which may affect the rights, obligations and businesses of incumbent local exchange carriers, competitive local exchange carriers and other participants in the telecommunications industry in general, including the Company.

6.       SUBSEQUENT EVENTS

LUCENT AGREEMENT

KMC Telecom III entered into a Loan and Security Agreement (the "Lucent Facility") dated February 4, 1999 with Lucent Technologies, Inc. ("Lucent") which provided for borrowings up to $600 million (of which $125 million is immediately available) to be used to fund the acquisition of certain telecommunications equipment and related expenses.

The Company has unconditionally guaranteed the repayment of up to $250 million under the Lucent Facility when such repayment is due, whether at maturity, upon acceleration, or otherwise. KMC Telecom III Holdings, Inc., which owns the shares of KMC Telecom III and is wholly-owned by the Company, has pledged the shares of KMC Telecom III to Lucent to collateralize its obligations under the guaranty. In addition, KMC Telecom III has pledged all of its assets to Lucent. Accordingly, if there were an event of default under the Lucent Facility, Lucent thereunder would be entitled to payment in full and could foreclose on the assets of the Borrower and the holders of the Senior Discount Notes would have no right to share in such assets.

Additionally, the Lucent Facility restricts the ability of KMC Telecom III to pay dividends to, or to pay principal or interest on loans from, the Company. Such restrictions could adversely affect the Company's liquidity and ability to meet its cash requirements, including its ability to repay the Senior Discount Notes.

SERIES E PREFERRED STOCK

On February 4, 1999, the Company issued 25,000 shares of Series E Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series E Preferred Stock") to Newcourt Commercial Finance Corporation ("Newcourt Finance"), generating aggregate gross proceeds of $22.9 million. The Series E Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. On or before January 15, 2004, the Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series E Preferred Stock. After January 15, 2004, dividends must be paid in cash, subject to certain conditions. Unpaid dividends accrue at the dividend rate of the Series E Preferred Stock, compounded quarterly.

The Series E Preferred Stock must be redeemed on February 1, 2011, subject to the legal availability of funds therefor, at a redemption price, payable in cash, equal to the liquidation preference thereof on the redemption date, plus all accumulated and unpaid dividends to the date of redemption.

The Series E Preferred Stock is not convertible. The Company may, at the sole option of the Board of Directors (out of funds legally available), exchange all, but not less than all, of the Series E Preferred Stock then outstanding, for a new series of subordinated debentures (the "Exchange Debentures") issued pursuant to an exchange debenture indenture.

SERIES F PREFERRED STOCK

On February 4, 1999, the Company issued 40,000 shares of Series F Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series F Preferred Stock") to Lucent and Newcourt Finance, generating aggregate gross proceeds of $38.9 million. The Series F Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. The Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series F Preferred Stock.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Upon the earlier of (i) the date that is sixty days after the date on which the Company closes an underwritten primary offering of at least $200 million of its Common Stock, pursuant to an effective registration statement under the Securities Act or (ii) February 4, 2001, any outstanding Series F Preferred Stock will automatically convert into Series E Preferred Stock, on a one for one basis.

The Company may, at the sole option of the Board of Directors (out of funds legally available), exchange all, but not less than all, of the Series F Preferred Stock then outstanding for Exchange Debentures.

WARRANTS

In connection with the February 4, 1999 issuances of the Series E Preferred Stock and the Series F Preferred Stock, warrants to purchase an aggregate of 24,660 shares of Common Stock were sold to Newcourt Finance and Lucent. The aggregate gross proceeds from the sale of these warrants was approximately $3.2 million. These warrants, at an exercise price of $.01 per share, are exercisable from February 4, 2000 through February 1, 2009.

In addition, the Company also delivered to the Warrant Agent certificates representing warrants to purchase an aggregate of an additional 107,228 shares of Common Stock at an exercise price of $.01 per share (the "Springing Warrants"). The Springing Warrants may become issuable under the circumstances described in the following paragraph.

If the Company fails to redeem all shares of Series F Preferred Stock prior to the date (the "Springing Warrant Date") which is the earlier of (i) the date that is sixty days after the date on which the Company closes an underwritten primary offering of at least $200 million of its Common Stock pursuant to an effective registration statement under the Securities Act or (ii) February 4, 2001, the Warrant Agent is authorized to issue the Springing Warrants to the Eligible Holders (as defined in the warrant agreement) of the Series E and Series F Preferred Stock. In the event the Company has redeemed all outstanding shares of Series F Preferred Stock prior to the Springing Warrant Date, the Springing Warrants will not be issued and the Warrant Agent will return the certificates to the Company. To the extent the Company exercises its option to exchange all of the Series F Preferred Stock for Exchange Debentures prior to the Springing Warrant Date, the Springing Warrants will not become issuable. Therefore, as the future issuance of the Springing Warrants is entirely within the control of the Company and the likelihood of their issuance is deemed to be remote, no value has been ascribed to the Springing Warrants.

                           KMC Telecom Holdings, Inc.

                 SCHEDULE II - Valuation and Qualifying Accounts
                                 (in thousands)


                                                                       Additions
                                                           ----------------------------------
                                                                               Charged to
                                             Balance at       Charged to          Other
                                             Beginning         Costs and        Accounts -      Deductions -       Balance at
              Description                    of Period         Expenses          Describe         Describe       End of Period
----------------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Year ended December 31, 1996:
Allowance for doubtful accounts                $   --            $   --           $   --            $   --           $--
                                          ================= ================ ================= ================ =================

Year ended December 31, 1997:
Allowance for doubtful accounts                $   --            $   34           $   --            $   --          $  34
                                          ================= ================ ================= ================ =================

Year ended December 31, 1998:
Allowance for doubtful accounts                $   34            $  370           $   --            $   54(1)        $350
                                          ================= ================ ================= ================ =================

(1)      Uncollectible accounts written-off.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information with respect to the persons who are members of the Board of Directors or are executive officers of the Company as of March 24, 1999.

    Name                   Age                            Position
    ----                   ---                            --------

    Harold N. Kamine......  42  Chairman of the Board of Directors
    Gary E. Lasher........  63  Vice Chairman of the Board of Directors
    Michael A. Sternberg..  54  President, Chief Executive Officer and Director
    Roscoe C.  Young II...  48  Chief Operating Officer
    James D. Grenfell.....  47  Executive Vice President, Chief
                                Financial Officer and Secretary
    Charles Rosenblum.....  48  Senior Vice President - Human Resources
    James L. Barwick......  66  Senior Vice President - Technology
    Tricia Breckenridge...  52  Senior Vice President - Business Development
    John G. Quigley.......  45  Director
    Richard H. Patterson..  40  Director
    Randall A. Hack.......  51  Director
    William H. Stewart....  32  Director


         The business experience of each of the directors and executive officers of the Company is as follows:

          HAROLD N. KAMINE is the Chairman of the Board of the Company and its founder and has been a director of the Company since 1994. He is also chief executive officer and sole owner of Kamine Development Corp. and associated companies in the independent power industry. Mr. Kamine has successfully financed a number of unregulated non-utility power generation projects.
Companies owned by Mr. Kamine owned substantial interests in and managed six power generation plants in the Northeastern United States. Mr. Kamine devotes approximately eighty percent of his time to the affairs of the Company. Mr. Kamine and Mr. Rosenblum are first cousins.

         GARY E. LASHER joined the Company as its Vice Chairman of the Board effective November 1, 1997. He was the founder, Chief Executive Officer and President of Eastern TeleLogic Corporation ("ETC") from 1987 to 1997. ETC was a leading competitive local exchange carrier operating in greater Philadelphia, Delaware and southern New Jersey before its purchase by TCG (Teleport Communications Group) in October 1996. Prior to ETC, from 1984-1986, Mr. Lasher was Chief Operating Officer of Private Satellite Network, a company which built and operated video satellite networks for major corporations. Mr. Lasher spent 20 years with Continental Telephone ("Contel") holding various positions including Corporate Vice President, President of the International Engineering and Construction Company, and various senior positions with Contel's regulated subsidiaries. Mr. Lasher is one of the founding members of the Association for Local Telecommunications Services ("ALTS") and served for three years as Chairman of the Association.

         MICHAEL A. STERNBERG has spent 29 years in telecommunications, including business development, marketing, sales and general management. Prior to joining the Company in July 1996 as President and Chief Executive Officer, Mr. Sternberg was a co-founder and Chief Operating Officer, from April 1991 to July 1996, of RimSat, a privately owned satellite company which from January 1993 to July 1996 owned and operated two Russian-built satellites which provided television, voice and data capacity to Asian operators. From March 1990 to April 1991, Mr. Sternberg served as Chief Executive Officer of Sternberg & Associates, Inc., a company he founded. From 1988 to 1990, Mr. Sternberg served as Senior Vice President-Marketing and Sales with MFS Communications. Previously, Mr. Sternberg had served as President of Stantel Telecommunications, a division of STC, a digital telecommunications transmissions products company based in Falls Church, Virginia; Senior Vice President-Marketing and Corporate Development at CIT-Alcatel in Reston, Virginia; Vice President-Marketing at General Dynamics Communications Company in St. Louis; Executive Vice President-Marketing and Sales of OKI Electronics of America in Fort Lauderdale; and Chief Operating Officer of National Telephone Company in Hartford, Connecticut. He has served as a director of the Company since August 1996. Mr. Sternberg is a member of the Executive Committee of ALTS.

         ROSCOE C. YOUNG II has approximately 20 years experience in the field of telecommunications with both new venture and Fortune 500 companies. Prior to joining the Company in November 1996, Mr. Young served as Vice President, Network Component Services for Ameritech Corporation from June 1994 to October 1996. From March 1988 to June 1994, Mr. Young served as Senior Vice President, Network Services for MFS Communications. From October 1977 to March 1988, Mr. Young served in a number of senior operations, sales and marketing, engineering, financial management, and human resource positions for AT&T Corp.

         JAMES D. GRENFELL has over 20 years experience in the telecommunications industry. He joined the Company as its Executive Vice President, Chief Financial Officer and Secretary in March 1999. From August 1998 to March 1999 he was an independent consultant. Previously, he served as Executive Vice President and Chief Financial Officer of ICG Communications, Inc., a competitive local exchange carrier headquartered in Denver, Colorado from November 1995 to July 1998. Prior to joining ICG, Mr. Grenfell served as Director of Financial Planning for BellSouth Corporation and Vice President and Assistant Treasurer of BellSouth Capital Funding. He was with BellSouth from 1985 through November 1995, serving previously as Finance Manager of Mergers and Acquisitions. Prior to BellSouth, Mr. Grenfell spent two years as a Project Manager with Utility Financial Services and six years with GTE of the South, a subsidiary of GTE Corporation, including four years as Assistant Treasurer. Mr. Grenfell is a Chartered Financial Analyst.

         CHARLES ROSENBLUM has over 20 years experience in human resources, primarily in human resources planning, staffing and development. He joined the Company in January 1997. From May 1995 to January 1997 he served as Vice President-Human Resources of Kamine Development Corp. Previously he had held the positions of Director, Management Development with KPMG Peat Marwick and Manager of Management Education with Dun & Bradstreet Corporation. Earlier he had served in various human resource positions with Allstate Insurance Company. Mr. Rosenblum and Mr. Kamine are first cousins.

         JAMES L. BARWICK has 39 years of experience in the telecommunications industry. Mr. Barwick joined the Company in March 1997. Prior to joining the Company, Mr. Barwick had been self-employed since 1986 as a telecommunications consultant with expertise in equipment application engineering, radio path engineering, analog and digital Mux, switching and transport systems in the long distance carrier and incumbent local exchange carrier areas, technical writing, project management and computer assisted design systems.

         TRICIA BRECKENRIDGE joined the Company in April 1995. From January 1993 to April 1995 she was Vice President and General Manager of FiberNet USA's Huntsville, Alabama operations. Previously she had served as Vice President, External Affairs and later Vice President, Sales and Marketing of Diginet, Inc. She was co-founder of Chicago Fiber Optic Corporation, the predecessor of Metropolitan Fiber Systems. Earlier she was Director of Regulatory Affairs for Telesphere Corporation.

         JOHN G. QUIGLEY has served as a director of the Company since August 1996. Mr. Quigley is a founding member of Nassau Capital L.L.C., which is the general partner of Nassau Capital Partners. Between 1980 and the formation of Nassau Capital in 1995, Mr. Quigley was an attorney with the law firm of Kirkland & Ellis in Chicago; a partner at Adler & Shaykin; and a partner at Clipper Capital Partners.

         RICHARD H. PATTERSON has served as a director of the Company since May 1997. From May 1986 to January 1999, Mr. Patterson served as a Partner of Waller Capital Corporation, a media and communications investment banking firm. Since August 1997, he has served as a Vice President of Waller-Sutton Media LLC and Vice President of Waller-Sutton Management Group, Inc., two entities which manage a media and telecommunications private equity fund. Mr. Patterson is a member of the Board of Directors of Regent Communications, Inc., which owns and operates radio stations in mid-to-small size markets.

         RANDALL A. HACK has served as a director of the Company since August 1996. Since January 1995, Mr. Hack has been a member of Nassau Capital L.L.C., an investment management firm. From 1990 to 1994, he was the President and Chief Executive Officer of Princeton University Investment Company, which manages the endowment for Princeton University. Mr. Hack also serves on the Boards of Directors of Sweetwater, Inc., OmniCell Technologies, Inc., Castle Tower Holding Corp., Mezzanine Capital Property Investors, Inc.
and Shape Global Technologies, Inc.

          WILLIAM H. STEWART has served as a director of the Company since August 1997. Mr. Stewart is Managing Director of Nassau Capital L.L.C. and joined that firm in June 1995. From 1989 until joining Nassau, Mr. Stewart was a portfolio manager and equity analyst at the Bank of New York. Mr. Stewart also serves on the board of Signius Corporation. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts.

         Pursuant to provisions contained in both the Company's certificate of incorporation and an Amended and Restated Stockholders Agreement, dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners, L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Communications Finance Corporation (then known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc., Mr. Kamine and the Nassau entities are currently entitled to elect all of the Directors, three of whom are nominated by Mr. Kamine (one of whom must be the President and Chief Executive Officer), three of whom are nominated by Nassau and one of whom is nominated by agreement of Mr. Kamine, Nassau and either Newcourt Communications Finance Corporation or the holders of a majority of the outstanding shares of the Company's Series C Cumulative Convertible Preferred Stock. The number of Directors which Mr. Kamine is entitled to elect would be reduced to two if the number of shares owned by him were to fall below two-thirds of the number of shares of the Company initially issued to him, and to one if the number of shares owned by him were to fall below one-third of the number of shares initially issued to him. If his ownership were to fall below 5% of the number of shares initially issued to him, Mr. Kamine would no longer be entitled to elect any Directors pursuant to such provisions. Comparable reductions would be made to the number of Directors which Nassau is entitled to elect if its ownership were to fall below the specified fractions. If a default relating to payment occurs under our Senior Secured Credit Facility, and continues uncured for 90 days, the holders of Series C Cumulative Convertible Preferred Stock (currently Nassau, General Electric Capital Corporation and CoreStates) will be entitled to elect two additional Directors, who will serve until the default is cured.

         Kamine/Besicorp Allegany L.P., an independent power company 50% owned by corporations which Mr. Kamine owns, filed a voluntary petition to reorganize its business under Chapter 11 of the Federal Bankruptcy Code in November 1995. In October 1998, the bankruptcy court confirmed a plan of liquidation for this entity. The United States Bankruptcy Court for the Northern District of Indiana appointed a receiver for RimSat, a company which Mr. Sternberg co-founded and for which he formerly served as Chief Operating Officer, and a petition for bankruptcy under Chapter 11 of the Federal Bankruptcy Code with respect to RimSat was filed in 1996.
That proceeding is ongoing.

         Directors hold office until the next Annual Meeting of stockholders or until their successors are duly elected and qualified. Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

COMMITTEES OF THE BOARD

          The Board of Directors of the Company has authorized a Compensation Committee to be composed of three members. The present members of the Compensation Committee are Messrs. Kamine, Quigley and Patterson. The Board of Directors has created an Executive Committee consisting of Mr. Kamine and Mr. Quigley, or, in Mr. Quigley's absence, Mr. Stewart. The Board of Directors has also created an Audit Committee consisting of Messrs. Lasher, Patterson and Quigley.

Item 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, any person acting as the Company's Chief Executive Officer during 1998, regardless of the amount of compensation paid, and the other four most highly compensated executive officers of the Company whose aggregate cash and cash equivalent compensation exceeded $100,000 during the fiscal year ended December 31, 1998 (collectively, the "Named Executive Officers"):




                                                     Annual Compensation                        Long Term
                                                                                               Compensation
                                    ------------------------------------------------------     ------------
                                                                          Other Annual          Securities
                                                                          Compensation          Underlying
Name and Position                      Year    Salary ($)     Bonus ($)        ($)(1)         Options (#)(2)
-----------------                      ----    ----------     ---------        ------         --------------

Michael A. Sternberg ..............    1998    $275,000      $407,500                 -              65,000
   President and Chief Executive       1997    $240,385      $187,500           $45,909               9,228
   Officer

Roscoe C.  Young II................    1998    $218,270      $497,500           $52,189              32,500
   Chief Operating Officer             1997    $180,000      $182,046          $198,180               2,309

Cynthia Worthman(3)................    1998    $200,000      $187,500                 -              32,500
   Vice President, Chief Financial     1997    $175,000      $200,000                 -               3,461
   Officer, Secretary and
   Treasurer

Charles Rosenblum..................    1998    $168,270       $96,750                 -               5,000
   Senior Vice President - Human       1997    $150,000       $77,500                 -                 691
   Resources

Tricia Breckenridge................    1998    $155,577       $75,000                 -               5,000
   Senior Vice President -             1997    $104,138       $49,000                 -                 691
Business Development

-----------------------

(1) The amount reported in this column for Mr. Sternberg in 1997 includes relocation related expenses of $39,662 and personal use of a Company automobile of $6,247. The amounts reported in this column for Mr. Young include relocation related expenses of $47,344 and personal use of a Company automobile of $6,919 for 1998, and relocation related expenses of $196,029 and personal use of a Company automobile of $2,151 for 1997. The aggregate value of the perquisites and other personal benefits, if any, received by Mr. Sternberg in 1998 and by each of Ms. Worthman, Mr. Rosenblum and Ms. Breckenridge in 1998 and 1997 have not been reflected in this table because the amount was below the Securities and Exchange Commission's threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for the executive officer for the year).

(2) The options granted in 1997 were options to purchase shares of common stock of the Company's principal operating subsidiary KMC Telecom Inc. All of the options shown as granted in 1997 were cancelled during the third quarter of 1998 and replaced by options to purchase Common Stock of the Company. See "Stock Option Grants." All options granted during 1998 are options to purchase shares of Common Stock of the Company.

(3) Ms. Worthman served in the capacities indicated throughout the year ended December 31, 1998. James D. Grenfell became Executive Vice President, Chief Financial Officer and Secretary in March, 1999.

STOCK OPTION GRANTS

         The Company was formed as a holding company in September 1997. Prior to the establishment of the present holding company structure, during 1996 and 1997, KMC Telecom Inc. (now one of the Company's principal operating subsidiaries) granted options to purchase shares of its common stock, par value $.01 per share, to employees, including the Named Executive Officers, and selected employees of certain affiliated companies owned by Mr. Kamine pursuant to the KMC Telecom Stock Option Plan.

         In order to reflect the establishment of the Company's holding company structure, on June 26, 1998, the Board of Directors of the Company adopted, effective upon stockholder approval, a new stock option plan, the KMC Holdings Stock Option Plan, which authorizes the grant of options to purchase Common Stock of the Company. During the third quarter of 1998, the Company replaced the options to purchase shares of KMC Telecom Inc. Common Stock previously granted under the KMC Telecom Stock Option Plan (including all options shown as granted during 1997 in the preceding table) with options to purchase shares of Common Stock of the Company granted under the KMC Holdings Stock Option Plan and granted options to additional employees of the Company, including Mr. Lasher, under the KMC Holdings Stock Option Plan. The Company may subsequently grant additional options, although it has no specific plans in this regard.

         The following table sets forth information regarding grants of options to purchase shares of Common Stock made by the Company during 1998 to each of the Named Executive Officers.


                                                   Option Grants in Fiscal Year 1998

                                             Individual Grants
                           ---------------------------------------------------------
                                      Percent of
                           Number of  Total                                                  Potential Realizable Value At
                           Securities  Options                                               Assumed Annual Rates of Stock
                           Underlying Granted to             Market Price                       Price Appreciation For
                            Options   Employees  Exercise or   Of Common                              Option Term(3)
                            Granted   In Fiscal  Base Price  Stock on Date Expiration  ------------------------------------------
Name                         (#)(1)      1998     ($/Share)  Of Grant (2)     Date        (0%)        (5%)         (10%)
----                         ------      ----     ---------  ------------     ----        ----        ----         -----
Michael A. Sternberg .....  39,000                 $20.00        $130       9/30/08    $4,290,000    $7,478,496     $12,370,274
                            13,000      24.8%      $30.00        $130       9/30/08    $1,300,000    $2,362,832     $ 3,993,425
                            13,000                 $40.00        $130       9/30/08    $1,170,000    $2,232,832     $ 3,863,425
Roscoe C.  Young II.......  19,500                 $20.00        $130       9/30/08    $2,145,000    $3,739,248     $ 6,185,137
                             6,500      12.4%      $30.00        $130       9/30/08    $  650,000    $1,181,416     $ 1,996,712
                             6,500                 $40.00        $130       9/30/08    $  585,000    $1,116,416     $ 1,931,712
Cynthia Worthman..........  19,500                 $20.00        $130       9/30/08    $2,145,000    $3,739,248     $ 6,185,137
                             6,500      12.4%      $30.00        $130       9/30/08    $  650,000    $1,181,416     $ 1,996,712
                             6,500                 $40.00        $130       9/30/08    $  585,000    $1,116,416     $ 1,931,712
Charles Rosenblum.........   3,000                 $20.00        $130       9/30/08    $  330,000    $  575,269     $   951,560
                             1,000       1.9%      $30.00        $130       9/30/08    $  100,000    $  181,756     $   307,187
                             1,000                 $40.00        $130       9/30/08    $   90,000    $  171,756     $   297,187
Tricia Breckenridge.......   3,000                 $20.00        $130       9/30/08    $  330,000    $  575,269     $   951,560
                             1,000       1.9%      $30.00        $130       9/30/08    $  100,000    $  181,756     $   307,187
                             1,000                 $40.00        $130       9/30/08    $   90,000    $  171,756     $   297,187

-----------

(1) 10% of the aggregate amount of each such option vests on each subsequent six-month anniversary of the date of grant with options with the lowest exercise price vesting first followed by others in ascending order of exercise price. For purposes of vesting, options granted in 1998 under the KMC Holdings Stock Option Plan to replace options granted in 1996 or 1997 under the KMC Telecom Stock Option Plan are deemed to have been granted on the date of grant of the options which they replace.

(2) There is no active trading market for the Company's Common Stock. The market price shown is based upon management's estimate of the fair value of the Company's Common Stock on the date in September 1998 when these options were granted under the new KMC Holdings Stock Option Plan. The grant prices were based on the grant prices of the options previously granted in 1996 and 1997 under the KMC Telecom Stock Option plan which were cancelled and replaced by the options reflected in this table. The grant prices of the options granted in 1996 and 1997 had been based on the fair value of the shares of KMC Telecom common stock on the respective dates of their grants.

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (0%, 5% and 10%) on Common Stock over the term of the options. These assumptions are based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, on the stock option exercises and Common Stock holdings are dependent on the timing of such exercises and the future value of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holders.

OPTION EXERCISES AND OPTION YEAR-END VALUE TABLE


         No options were exercised during 1998 by any of the Named Executive Officers. The following table sets forth information regarding the number and year-end value of unexercised options to purchase shares of Common Stock held at December 31, 1998 by each of the Named Executive Officers.

                       Fiscal 1998 Year-End Option Values


                                                          Number of Securities            Value of Unexercised
                                                         Underlying Unexercised              "In-the-Money"
                             Shares         Value              Options at                      Options at
                           Acquired On    Realized         December 31, 1998                December 31, 1998
 Name                      Exercise(#)       ($)        Exercisable/Unexercisable      Exercisable/Unexercisable(1)
 ----                      -----------       ---        -------------------------      ----------------------------
 Michael A. Sternberg          --             --              32,500/32,500                $3,575,000/$3,185,000
 Roscoe C.  Young II           --             --              16,250/16,250                $1,787,500/$1,592,500
 Cynthia Worthman              --             --              16,250/16,250                $1,787,500/$1,592,500
 Charles Rosenblum             --             --               3,500/1,500                   $380,000/$140,000
 Tricia Breckenridge           --             --               3,500/1,500                   $380,000/$140,000

-----------

(1) Options are "In-the-Money" if the fair market value of the underlying securities exceeds the exercise price of the options. There is no active trading market for the Company's Common Stock. The fair market value of the option grants at December 31, 1998 was determined on the basis of management's estimate of the fair value of the Company's Common Stock on that date.

DIRECTOR COMPENSATION

         The Company's Directors do not currently receive any compensation for their services in such capacity, except that Mr. Lasher receives $40,000 per year in connection with his services as Vice Chairman of the Board and Mr. Patterson receives $25,000 per year in connection with his services as a Director.

EXECUTIVE EMPLOYMENT CONTRACTS

         The Company has an employment contract with Harold N. Kamine, the Chairman of its Board of Directors. The Company's employment agreement with Mr. Kamine provides for a term of four years, effective as of January 1, 1999. Under the agreement, Mr. Kamine's base salary is $450,000 per annum, and Mr. Kamine is required to devote at least fifty percent of his time and attention to the performance of his duties under the agreement. Mr. Kamine is entitled to receive benefits generally received by senior executives of the Company, including reimbursement of expenses incurred on behalf of the Company, and participation in group plans. If Mr. Kamine's employment agreement is terminated as a result of Mr. Kamine's death or permanent disability, or upon the Company's breach of the agreement, he, or his estate, is entitled to a severance payment in an amount equal to the lesser of (i) two times his annual base salary and (ii) the aggregate unpaid base salary that would have been paid to him during the remaining balance of the term of the employment contract, subject to a minimum of one-half of his annual base salary.

         The Company has an employment contract with Michael A. Sternberg, its President and Chief Executive Officer. The Company's employment agreement with Mr. Sternberg provides for a term of four years, effective as of January 1, 1999. Under the agreement, Mr. Sternberg's base salary is $500,000 per annum and he is entitled to be considered for an annual bonus in an amount to be determined by the Compensation Committee of the Company's Board of Directors. Mr. Sternberg is entitled to receive benefits generally received by Company officers, including options to purchase Company stock, reimbursement of expenses incurred on behalf of the Company, and a leased automobile. Upon termination of the agreement, Mr. Sternberg is subject to a confidentiality covenant and a twenty-four month non-competition agreement. If the Company terminates Mr. Sternberg's employment without cause, he is entitled to a severance payment in an amount equal to the lesser of (i) two times his annual base salary and (ii) the aggregate unpaid base salary that would have been paid to him during the remaining balance of the term of the employment contract, subject to a minimum of one-half of his annual base salary.

         The Company has an employment contract with Roscoe C. Young, II, its Executive Vice President and Chief Operating Officer. The Company's employment agreement with Mr. Young provides for a term of four years, effective as of January 1, 1999. Under the agreement, Mr. Young's base salary is $450,000 per annum and he is entitled to be considered for an annual bonus in an amount to be determined by the Compensation Committee of the Company's Board of Directors. Mr. Young is entitled to receive benefits generally received by Company officers, including options to purchase Company Stock, reimbursement of expenses incurred on behalf of the Company, and a leased automobile. Upon termination of the agreement, Mr. Young is subject to a confidentiality covenant and a twenty-four month non-competition agreement. If the Company terminates Mr. Young's employment without cause, he is entitled to a severance payment in an amount equal to the lesser of (i) two times his annual base salary and (ii) the aggregate unpaid base salary that would have been paid to him during the remaining balance of the term of the employment contract, subject to a minimum of one-half of his annual base salary.

EMPLOYEE PLANS

         KMC HOLDINGS STOCK OPTION PLAN. Employees, directors or other persons having a unique relationship with the Company or any of its affiliates are eligible to participate in the KMC Holdings Stock Option Plan. However, neither Mr. Kamine nor any person employed by Nassau or any affiliate of Nassau is eligible for grants under the plan. The KMC Holdings Stock Option Plan is administered by the Compensation Committee of the Board of Directors of the Company. The Compensation Committee is authorized to grant (i) options intended to qualify as Incentive Options, (ii) Non-Qualified Options, (iii) stock appreciation rights, (iv) restricted stock, (v) performance units, (vi) performance shares and (vii) certain other types of awards.

         The number of shares of Company Common Stock available for grant under the KMC Holdings Stock Option Plan is 262,750. No participant may receive more than 75,000 shares of Company Common Stock under the KMC Holdings Stock Option Plan.

         The Compensation Committee has the power and authority to designate recipients of grants under the KMC Holdings Stock Option Plan, to determine the terms, conditions and limitations of grants under the plan and to interpret the provisions of the plan. The exercise price of all Incentive Options granted under the KMC Holdings Stock Option Plan must be at least equal to the Fair Market Value (as defined in the plan) of Company Common Stock on the date the options are granted and the exercise price of all Nonqualified Options granted under the KMC Holdings Stock Option Plan must be at least equal to 50% of the Fair Market Value of Company Common Stock on the date the options are granted. The maximum term of each Option granted under the KMC Holdings Stock Option Plan will be 10 years. Options will become exercisable at such times and in such installments as the Compensation Committee provides in the terms of each individual Option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Mr. Kamine, the Chairman of the Board of the Company, and Mr. John G. Quigley, a Director of the Company, served as members of the Compensation Committee of the Board of Directors during 1998. Mr. Quigley is also a member of Nassau Capital Partners L.P. which, through its affiliates, beneficially owns more than five percent (5%) of the Company's voting securities.

         The Company and certain affiliated companies owned by Mr. Kamine share certain administrative services. The entity which bears the cost of the service is reimbursed by the other for the other's proportionate share of such expenses. These shared services do not include the rent paid by the Company for its headquarters offices to an affiliate of Mr. Kamine under the lease described in the next succeeding paragraph. The Company reimbursed Kamine-affiliated companies for these shared services an aggregate of approximately $136,000, for 1998.

         From May 1, 1996 through January 29, 1998, Kamine Development Corp., an affiliate of the Company, was paid a fee at an annual rate of $266,000 as reimbursement for the services of Mr. Kamine as Chairman of the Board of the Company. The amount of this fee was reduced to $100,000 per annum as of January 29, 1998 and it was terminated effective December 31, 1998. The amount of the fee paid in 1998 is included in the shared services payment described in the first paragraph above. Effective January 1, 1999, Mr. Kamine became an employee of the Company and he is currently paid a salary at the rate of $450,000 per annum for his services as Chairman of the Board.

         Effective June 1, 1996, the Company entered into a lease agreement with Kamine Development Corp. (an entity controlled by Mr. Kamine) pursuant to which the Company leases its headquarters office in Bedminster, New Jersey. The lease expires in January 2007. The lease provides for a base annual rental of approximately $217,000 (adjusted periodically for changes in the consumer price index), plus operating expenses.

         KMC  Services  LLC, a limited  liability  company  wholly  owned by Mr.
Kamine, has entered into a five year agreement with the Company pursuant to which KMC Services LLC will offer to the Company financial and energy services which are related to the Company's business. KMC Services LLC may also offer its services to third parties in jurisdictions in which the Company is not offering telecommunications services; provided that such third parties are not competitors of the Company. Initially, KMC Services LLC will offer a leasing program for equipment physically installed at a customer's premises, known as CPE Equipment, for the Company to integrate into its ClearStarsm Advantage program, whereby the Company will be able to offer CPE Equipment for lease or sale to its customers. The equipment will be owned by KMC Services LLC and the Company will have no liability for the cost of the equipment, the financing related to it or the obligation for any lease charges. Any such sale or lease will be between the Company's customer and KMC Services LLC. The Company will advance to KMC Services LLC each year on a monthly basis, pursuant to an approved annual budget, KMC Services LLC's estimated operating expenses for the year. In exchange, the Company will receive, on a quarterly basis, eighty percent (80%) of the net pre-tax cash flow received by KMC Services LLC (after payment of all costs of KMC Services LLC other than those advanced by the Company). For 1999 the estimated operating expenses of KMC Services LLC are approximately $1.2 million. The Company is not responsible for KMC Services LLC's capital costs or financing costs. The Company will invoice KMC Services LLC for its allocable costs incurred in connection with this program, including such items as sales commissions and administrative support, and recover these costs, together with any amounts advanced to KMC Services LLC for its annual operating costs, from the Company's eighty percent (80%) share of the net pre-tax cash flow received from KMC Services LLC. The Company and KMC Services LLC have mutual rights of audit to insure proper allocation of costs and accounting. If at any time Mr. Kamine, including his immediate family, and Nassau collectively own less than twenty percent (20%) of the Company, the Company has the right to cancel this agreement; subject to either a buyout of the Company's customer portfolio from KMC Services LLC or the assumption or guarantee by the Company of eighty percent (80%) of the outstanding financing relating to the equipment previously purchased by KMC Services LLC.

         Pursuant to an agreement dated as of January 1, 1999, the Company is entitled to utilize a Citation III business jet chartered by Bedminster Aviation, LLC, a limited liability company wholly owned by Mr. Kamine, for a fixed price of $2,600 per hour of flight time. The Citation III will enable up to eight employees, guests or representatives of the Company to utilize local airfields and visit multiple cities in which the Company either has an operating system or is building a system, without the necessity of returning to commercial hubs such as Atlanta or St. Louis. The Company has agreed to use its best efforts to utilize the Citation III fifty hours per quarter during 1999. However, the Company is under no obligation to do so and has not guaranteed any financial arrangements with respect to the aircraft or to Bedminster Aviation, LLC.

         Upon closing of its offering of 12 1/2% Senior Discount Notes in January 1998, the Company paid to Nassau approximately $600,000 for dividend arrearages on the Series A Cumulative Convertible Preferred Stock of KMC Telecom, Inc. which Nassau had exchanged for its shares of Series A Cumulative Convertible Preferred Stock of the Company.

         Pursuant to an Agreement among the Company, Mr. Kamine and Nassau, for 1998 Nassau received $100,000 as a financial advisory fee and as compensation for the Nassau designees who served on the Board of Directors of the Company. Nassau will be paid $450,000 as a financial advisory fee for 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of March 24, 1999, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.

                                                     Number of     Percentage
  Name and Address of Beneficial Owner               Shares (1)  Ownership (1)
  ------------------------------------               ----------  -------------
  Harold N. Kamine..............................    573,835          67.3%
  c/o Kamine Development Corp.
  1545 Route 206
  Bedminster, NJ 07921

  Nassau Capital Partners L.P...................    661,454(2)       44.1%
  c/o Nassau Capital L.L.C.
  22 Chambers Street
  Princeton, NJ 08542

  Newcourt Capital, Inc.........................    221,515.5(3)     25.4%
  2 Gate Hall Drive
  Parsipany, NJ 07054

  CoreStates Holdings, Inc......................    102,155.5(4)     10.8%
  1339 Chestnut St.
  Philadelphia, PA 19107

  General Electric Capital Corporation..........    200,476(5)       19.0%
  120 Long Ridge Road
  Stamford, CT 06927

  Michael A. Sternberg .........................     32,500(6)        3.7%
  c/o KMC Telecom Holdings, Inc.
  1545 Route 206, Suite 300
  Bedminster, New Jersey 07921

  Gary E. Lasher................................      4,000(6)        0.5%
  c/o KMC Telecom Holdings, Inc.
  1545 Route 206, Suite 300
  Bedminster, New Jersey 07921

  John G. Quigley...............................    661,454(7)       44.1%
  c/o Nassau Capital L.L.C.
  22 Chambers Street
  Princeton, NJ 08542

  Richard H. Patterson..........................      1,200(6)        0.1%
  c/o Waller Capital Corporation
  30 Rockefeller Center
  Suite 4350
  New York, NY 10112

  Randall A. Hack...............................    661,454(7)       44.1%
  c/o Nassau Capital L.L.C.
  22 Chambers Street
  Princeton, NJ 08542

  William H. Stewart............................    661,454(8)       44.1%
  c/o Nassau Capital L.L.C.
  22 Chambers Street
  Princeton, NJ 08542

  Roscoe C.  Young II...........................     16,250(6)        1.9%
  c/o KMC Telecom Holdings, Inc.
  1545 Route 206, Suite 300
  Bedminster, NJ 07921

  Cynthia Worthman..............................     16,250(6)        1.9%
  c/o KMC Telecom Holdings, Inc.
  1545 Route 206, Suite 300
  Bedminster, NJ 07921

  Charles Rosenblum.............................      3,500(6)        0.4%
  c/o KMC Telecom Holdings, Inc.
  1545 Route 206, Suite 300
  Bedminster, NJ 07925

  Tricia Breckenridge...........................      3,500(6)        0.4%
  c/o KMC Telecom Holdings, Inc.
  1545 Route 206, Suite 300
  Bedminster, NJ 07921

  Directors and Officers of the Company
   as a Group (11 persons)......................  1,313,989(2)       83.2%


-----------

(1) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options, warrants and convertible securities held by that person that are currently exercisable or exercisable within 60 days of March 24, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder's name.

(2) Includes 600,000 shares of Common Stock which Nassau and NAS Partners I L.L.C., of which Messrs. Quigley, Hack and Stewart are members, have the right to acquire upon conversion of 122,708 and 1,092 shares of Series A Cumulative Convertible Preferred Stock, respectively, and 47,619 shares of Common Stock which Nassau and NAS Partners I, L.L.C. have the right to acquire upon conversion of 24,778 and 222 shares of Series C Cumulative Convertible Preferred Stock, respectively. These are the same shares listed for Messrs. Quigley, Hack and Stewart.

(3) Includes 203,288.5 shares of Common Stock held by Newcourt Communications Finance Corporation, a subsidiary of Newcourt Capital, Inc. and 18,227 shares of Common Stock which Newcourt Commercial Finance Corporation, also a subsidiary of Newcourt Capital, Inc., has the right to acquire upon the exercise of warrants.

(4) Includes 95,238 shares of Common Stock which CoreStates has the right to acquire upon conversion of 50,000 shares of Series C Cumulative Convertible Preferred Stock of the Company.

(5) Includes 190,476 shares of Common Stock which General Electric Capital Corporation has the right to acquire upon conversion of 100,000 shares of Series C Cumulative Convertible Preferred Stock of the Company and 10,000 shares of Common Stock which General Electric Capital Corporation has the right to acquire upon exercise of a warrant.

(6) Represents shares of Common Stock which the holder has the right to acquire upon the exercise of options that are exerciseable within sixty days of March 24, 1999 pursuant to the KMC Holdings Stock Option Plan.

(7) Messrs. Quigley and Hack, Directors of the Company, are members of Nassau Capital L.L.C., the general partner of Nassau; accordingly Messrs. Quigley and Hack may be deemed to be beneficial owners of such shares and for purposes of this table they are included. Messrs. Quigley and Hack disclaim beneficial ownership of all such shares within the meaning of Rule 13d-3 under the Exchange Act. Messrs. Quigley and Hack are also members of NAS Partners I, L.L.C.; accordingly Messrs. Quigley and Hack may be deemed to be beneficial owners of such shares and for purposes of this table they are included. Messrs. Quigley and Hack disclaim beneficial ownership of all such shares within the meaning of Rule 13d-3 under the Exchange Act.

(8) All of the shares indicated as owned by Mr. Stewart are owned directly or indirectly by Nassau and are included because of Mr. Stewart's affiliation with Nassau. Mr. Stewart is also a member of NAS Partners I, L.L.C.; accordingly, Mr. Stewart may be deemed to be the beneficial owner of such shares and for purposes of this table they are included. Mr. Stewart disclaims beneficial ownership of all of these shares within the meaning of Rule 13d-3 under the Exchange Act.

         STOCKHOLDERS AGREEMENT. The Amended and Restated Stockholders Agreement, dated as of October 31, 1997, restricts the ability of the parties to that agreement to transfer shares in the Company to persons not affiliated with or related to such parties. Pursuant to such Stockholders Agreement and the Company's certificate of incorporation, Mr. Kamine and Nassau are currently entitled to elect all of the Directors, three of whom are nominated by Mr. Kamine (one of whom must be the President and Chief Executive Officer), three of whom are nominated by Nassau and one of whom is nominated by agreement of Mr. Kamine, Nassau and either Newcourt Communications Finance Corporation or the holders of a majority of the outstanding shares of the Company's Series C Cumulative Convertible Preferred Stock. The number of Directors which Mr. Kamine is entitled to elect would be reduced to two if the number of shares owned by him were to fall below two-thirds of the number of shares of the Company initially issued to him, and to one if the number of shares owned by him were to fall below one-third of the number of shares initially issued to him. If his ownership were to fall below 5% of the number of shares initially issued to him, Mr. Kamine would no longer be entitled to elect any Directors pursuant to such provisions. Comparable reductions would be made to the number of Directors which Nassau is entitled to elect if its ownership were to fall below the specified percentages. If a default relating to payment occurs under the Senior Secured Credit Facility, and continues uncured for 90 days, the holders of Series C Cumulative Convertible Preferred Stock (currently Nassau, NAS Partners I, L.L.C., General Electric Capital Corporation and CoreStates) will be entitled to elect two additional Directors, who will serve until the default is cured.

         Each of Nassau, NAS Partners I, L.L.C, CoreStates, General Electric Capital Corporation and Newcourt Communications Finance Corporation has a "put right" entitling it to have the Company repurchase its shares for the fair market value of such shares if no Liquidity Event (defined as (i) an initial public offering with gross proceeds of at least $40.0 million, (ii) the sale of substantially all of the stock or assets of the Company or (iii) the merger or consolidation of the Company with one or more other corporations) has taken place by the later of (x) October 22, 2003 or (y) 90 days after the final maturity date of the Company's 12 1/2% Senior Discount Notes. CoreStates, General Electric Capital Corporation and Newcourt Communications Finance Corporation may not exercise such put rights unless Nassau has exercised its put right. The indenture applicable to the Company's 12 1/2% Senior Discount Notes and the Company's other indebtedness will limit the Company's ability to repurchase such shares.

         Certain of the current stockholders have demand registration rights with respect to their shares of Common Stock of the Company commencing on the earlier of June 5, 2000 (in the case of Mr. Kamine or Nassau) and the date on which the Company completes an initial public offering of Common Stock (and any related holdback period expires). Each of the holders of registrable securities also has certain piggyback registration rights. The parties to the Stockholders Agreement have agreed not to effect any public sale or distribution of Common Stock of the Company, or securities convertible into such Common Stock, within 180 days of the effective date of any demand or piggyback registration.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In February, 1998, the Company loaned to Roscoe C. Young II, the Company's Chief Operating Officer, the principal sum of $350,000. The loan is evidenced by a promissory note which bears interest at the rate of 6% per annum. Interest and principal are payable at maturity on February 13, 2003. In June 1998, the Company loaned Mr. Young an additional $110,000, of which $55,000 was repaid within thirty (30) days. The balance of this loan is evidenced by a promissory note which bears interest at the rate of 6% per annum. It is payable in July 1999. The largest aggregate amount of loans outstanding to Mr. Young at any time during 1998 was $460,000. The aggregate amount of loans outstanding to Mr. Young at March 24, 1999 was $405,000.

         In March,  1998, the Company made a bridge loan to Tricia  Breckenridge in the principal amount of $150,000. Mrs. Breckenridge is Senior Vice President-Business Development of the Company. The loan which bore interest at the rate of 6% per annum, was repaid in full in 1998 and no amount was outstanding at March 24, 1999.

         Pursuant to agreements entered into in September and October 1997, between the Company and each of the holders of Series A Cumulative Convertible Preferred Stock and Series C Cumulative Convertible Preferred Stock each such holder has agreed to forego the payment of accumulated dividends on its shares of Series A Cumulative Convertible Preferred Stock and Series C Cumulative
Convertible Preferred Stock of the Company from the date of such Dividend Agreement through the date on which such holder disposes of its interest in the Company; provided, that, upon such disposition, such holder realizes not less than a ten percent (10%) compound rate of return on its investment for the period from the date of such Dividend Agreement to the date of such disposition.

         Mr. Kamine, Nassau, Newcourt Communications Finance Corporation (formerly known as AT&T Credit Corporation), CoreStates and General Electric Capital Corpoation are parties to the Stockholders Agreement. Pursuant to the Stockholder's Agreement and the Company's certificate of incorporation, Mr. Kamine and Nassau are currently entitled to elect all of the Company's seven Directors, with each entitled to nominate three Directors, and the seventh to be nominated by agreement of Mr. Kamine, Nassau and either Newcourt Communications Finance Corporation or the holders of a majority of the outstanding shares of the Company's Series C Cumulative Convertible Preferred Stock. The number of Directors which Mr. Kamine is entitled to elect would be reduced to two if the number of shares owned by him were to fall below two-thirds of the number of shares of the Company initially issued to him, and to one if the number of shares owned by him were to fall below one-third of the number of shares initially issued to him. If his ownership were to fall below 5% of the number of shares initially issued to him, Mr. Kamine would no longer be entitled to elect any Directors pursuant to such provisions. Comparable reductions would be made to the number of Directors which Nassau is entitled to elect if its ownership were to fall below the specified fractions.

         Newcourt Commercial Finance Corporation (an affiliate of Newcourt Capital, Inc. ) has provided financing for the Company as one of the lenders under the Senior Secured Credit Facility. Pursuant to the Senior Secured Credit Facility, the lenders have agreed to make available, subject to certain conditions, up to a total of $250.0 million, for construction and development of the Company's twenty-three existing networks. The Company paid Newcourt Capital and its affiliates an aggregate of $1,717,000 in fees, discounts and commissions during the year ended December 31, 1998.


                                                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      1.    FINANCIAL STATEMENTS.

         The financial statements are included in Part II, Item 8. of this Report.

         2.    FINANCIAL  STATEMENT  SCHEDULES  AND  SUPPLEMENTARY   INFORMATION
               REQUIRED TO BE SUBMITTED.

         Independent Auditors' Report on Schedules
         Schedule I - Condensed Financial Information of Registrant
         Schedule II - Valuation and Qualifying Accounts

         These schedules are included in Part II, Item 8. of this Report. All other schedules have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements or notes.

(B) REPORTS ON FORM 8-K.

         None.

(C) INDEX TO EXHIBITS.

         The following is a list of all Exhibits filed as part of this Report:

EXHIBIT
 NUMBER                             DESCRIPTION OF DOCUMENT
 ------                             -----------------------

*3.1 Amended and Restated Certificate of Incorporation of KMC Telecom Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to KMC Telecom Holdings, Inc.'s Registration Statement on Form S-4, dated April 20, 1998, Registration No. 333-50475 ("KMC Holdings' S-4")

*3.2 Certificate of Amendment of the Certificate of Incorporation of KMC Telecom Holdings, Inc. (incorporated herein by reference to Exhibit
          3.2 to KMC Holdings' S-4).

**3.3 Certificate of Amendment of the Certificate of Incorporation of KMC Telecom Holdings, Inc. dated as of February 4, 1999

**3.4 KMC Telecom Holdings, Inc. Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, Par Value $.01 per Share, dated November 4, 1997.

**3.5     KMC Telecom Holdings,  Inc.  Certificate of the Powers,  Designations,
          Preferences  and  Rights  of  the  Series  C  Cumulative   Convertible
          Preferred Stock, Par Value $.01 per Share, dated November 4, 1997.

**3.6     KMC Telecom Holdings,  Inc.  Certificate of the Powers,  Designations,
          Preferences  and  Rights  of  the  Series  D  Cumulative   Convertible
          Preferred Stock, Par Value $.01 per Share, dated November 4, 1997.

**3.7 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock of KMC Telecom Holdings, Inc., dated as of February 4, 1999

**3.8 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock of KMC Telecom Holdings, Inc., dated as of February 4, 1999

*3.9      By-Laws  of  KMC  Telecom  Holdings,   Inc.  (incorporated  herein  by
          reference to Exhibit 3.6 to KMC Holdings' S-4).

*4.1 Amended and Restated Stockholders Agreement dated as of October 31, 1997 by and among KMC Telecom Holdings, Inc., Nassau Capital Partners, L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Communications Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to KMC Holdings' S-4).

*4.2 Amendment No. 1 dated as of January 7, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997 and among KMC Telecom Holdings, Inc., Nassau Capital Partners, L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Communications Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to KMC Holdings' S-4).

*4.3 Amendment No. 2 dated as of January 26, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997 by and among KMC Telecom Holdings, Inc. , Nassau Capital Partners, L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Communications Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.3 to KMC Holdings' S-4).

*4.4 Amendment No. 3 dated as of February 25, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997 by and among KMC Telecom Holdings, Inc. , Nassau Capital Partners, L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Communications Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.4 to KMC Holdings' S-4).

**4.5 Amendment No. 4 dated as of February 4, 1999 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997 among KMC Telecom Holdings, Inc., Nassau Capital Partners, L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Communications Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc.

*4.6 Indenture dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Trustee, including specimen of KMC Telecom Holdings, Inc.'s 12 1/2% Senior Discount Note due 2008 (incorporated herein by reference to Exhibit 4.5 to KMC Holdings' S-4).

*4.7 Registration Rights Agreement dated January 26, 1998 between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated (incorporated herein by reference to Exhibit 4.6 to KMC Holdings' S-4).

*4.8 Warrant Agreement between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Warrant Agent, dated as of January 29, 1998 including a specimen of Warrant Certificate (incorporated herein by reference to Exhibit 4.7 to KMC Holdings' S-4).

*4.9      Warrant  Registration  Rights  Agreement  dated as of January 26, 1998 between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated (incorporated herein by reference to Exhibit 4.8 to KMC Holdings' S-4).

*10.1 Purchase Agreement dated January 26, 1998 by and between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated (incorporated herein by reference to Exhibit 10.1 to KMC Holdings' S-4).

**10.2 Loan and Security Agreement dated as of December 22, 1998 among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I, LLC, KMC Telecom Leasing II, LLC, the additional subsidiaries from time to time parties thereto, the financial institutions signatory thereto from time to time as "Lenders", First Union National Bank as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Corporation), as Collateral Agent for the Lenders.

**10.3 Amendment No. 1, dated as of March 3, 1999, to Loan and Security Agreement dated as of December 22, 1998, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I, LLC, KMC Telecom Leasing II, LLC, the additional subsidiaries from time to time parties thereto, the financial institutions signatory thereto from time to time as "Lenders", First Union National Bank as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Corporation), as Collateral Agent for the Lenders.

*10.4 General Agreement between KMC Telecom Inc., KMC Telecom II, Inc. and Lucent Technologies, Inc. dated September 24, 1997, as amended on October 15, 1997 (incorporated herein by reference to Exhibit 10.7 to KMC Holdings' S-4).

*10.5 Professional Services Agreement between KMC Telecom Inc. and Lucent Technologies, Inc. dated September 4, 1997 (incorporated herein by reference to Exhibit 10.8 to KMC Holdings' S-4).

**10.6 Memorandum of Agreement between KMC Telecom Holdings, Inc. and EFTIA OSS Solutions Inc., dated as of October 26, 1998.

**10.7 Master License Agreement dated December 31, 1998 by and between Billing Concepts Systems, Inc. and KMC Telecom Holdings, Inc.

**10.8 Lease Agreement dated January 1, 1996 between Cogeneration Services Inc. (now known as Kamine Development Corp.) and KMC Telecom Inc.

*10.9 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates (incorporated herein by reference to Exhibit 4 to KMC Holdings, Inc.'s Form 10-Q for the fiscal quarter ended September 30, 1998).+

**10.10 Specimen of Non-Qualified Stock Option Agreement for options granted under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiiliates.+

**21.1    Subsidiaries of KMC Telecom Holdings, Inc.

**24.1    Powers of Attorney (Appears on signature page).

**27.1    Financial Data Schedule.


------------------------

*   Incorporated herein by reference.

**  Filed herewith.

+   Management contract or compensatory plan or arrangement.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bedminster, State of New Jersey, on the 31st day of March, 1999.

                                    KMC TELECOM HOLDINGS, INC.


                                    By:  /s/ MICHAEL A. STERNBERG
                                         ---------------------------------------
                                           Michael A. Sternberg
                                           President and Chief Executive Officer

         KNOW BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Sternberg and James D. Grenfell his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1999.

              Signature                     Title(s)
              ---------                     --------

                                            President, Chief Executive Officer
 /s/ MICHAEL A. STERNBERG                   and Director (Principal Executive
----------------------------------          Officer)
      Michael A. Sternberg

                                            Executive Vice President, Chief
   /s/ JAMES D. GRENFELL                    Financial Officer (Principal
----------------------------------          Financial Officer)
        James D. Grenfell


      /s/ ROBERT F. HAGAN                   Vice President, Controller
----------------------------------          (Principal Accounting Officer)
         Robert F. Hagan


      /s/ HAROLD N. KAMINE                  Chairman of the Board of Directors
---------------------------------
          Harold N. Kamine


       /s/ GARY E. LASHER                   Vice Chairman of the Board of
---------------------------------           Directors
           Gary E. Lasher

  /s/ RICHARD H. PATTERSON
---------------------------------           Director
        Richard H. Patterson

      /s/ RANDALL A. HACK                   Director
---------------------------------
          Randall A. Hack

   /s/ WILLIAM H. STEWART                   Director
---------------------------------
         William H. Stewart

                                INDEX OF EXHIBITS


Exhibit
Number                                   Description
------                                   -----------

*3.1 Amended and Restated Certificate of Incorporation of KMC Telecom Holdings, Inc.

*3.2 Certificate of Amendment of the Certificate of Incorporation of KMC Telecom Holdings, Inc.

3.3 Certificate of Amendment of the Certificate of Incorporation of KMC Telecom Holdings, Inc. dated as of February 4, 1999.

3.4 KMC Telecom Holdings, Inc. Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, Par Value $.01 per Share, dated November 4, 1997.

3.5       KMC Telecom Holdings,  Inc.  Certificate of the Powers,  Designations,
          Preferences  and  Rights  of  the  Series  C  Cumulative   Convertible
          Preferred Stock, Par Value $.01 per Share, dated November 4, 1997.

3.6       KMC Telecom Holdings,  Inc.  Certificate of the Powers,  Designations,
          Preferences  and  Rights  of  the  Series  D  Cumulative   Convertible
          Preferred Stock, Par Value $.01 per Share, dated November 4, 1997.

3.7 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock of KMC Telecom Holdings, Inc., dated as of February 4, 1999.

3.8 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock of KMC Telecom Holdings, Inc., dated as of February 4, 1999.

*3.9      By-Laws of KMC Telecom Holdings, Inc.

*4.1 Amended and Restated Stockholders Agreement dated as of October 31, 1997 by and among KMC Telecom Holdings, Inc., Nassau Capital Partners, L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Communications Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc.

*4.2 Amendment No. 1 dated as of January 7, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997 and among KMC Telecom Holdings, Inc., Nassau Capital Partners, L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Communications Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc.

*4.3 Amendment No. 2 dated as of January 26, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997 by and among KMC Telecom Holdings, Inc. , Nassau Capital Partners, L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Communications Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc.

*4.4 Amendment No. 3 dated as of February 25, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997 by and among KMC Telecom Holdings, Inc. , Nassau Capital Partners, L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Communications Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc.

4.5 Amendment No. 4 dated as of February 4, 1999 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997 among KMC Telecom Holdings, Inc., Nassau Capital Partners, L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Communications Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc.

*4.6 Indenture dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Trustee, including specimen of KMC Telecom Holdings, Inc.'s 12 1/2% Senior Discount Note due 2008.

*4.7 Registration Rights Agreement dated January 26, 1998 between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated.

*4.8 Warrant Agreement between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Warrant Agent, dated as of January 29, 1998 including a specimen of Warrant Certificate.

*4.9      Warrant  Registration  Rights  Agreement  dated as of January 26, 1998
          between  KMC  Telecom   Holdings,   Inc.  and  Morgan  Stanley  &  Co.
          Incorporated.

*10.1 Purchase Agreement dated January 26, 1998 by and between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated.

10.2 Loan and Security Agreement dated as of December 22, 1998 among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I, LLC, KMC Telecom Leasing II, LLC, the additional subsidiaries from time to time parties thereto, the financial institutions signatory thereto from time to time as "Lenders", First Union National Bank as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Corporation), as Collateral Agent for the Lenders.

10.3 Amendment No. 1, dated as of March 3, 1999, to Loan and Security Agreement dated as of December 22, 1998, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I, LLC, KMC Telecom Leasing II, LLC, the additional subsidiaries from time to time parties thereto, the financial institutions signatory thereto from time to time as "Lenders", First Union National Bank as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Corporation), as Collateral Agent for the Lenders.

*10.4 General Agreement between KMC Telecom Inc., KMC Telecom II, Inc. and Lucent Technologies, Inc. dated September 24, 1997, as amended on October 15, 1997.

*10.5 Professional Services Agreement between KMC Telecom Inc. and Lucent Technologies, Inc. dated September 4, 1997.

10.6 Memorandum of Agreement between KMC Telecom Holdings, Inc. and EFTIA OSS Solutions Inc., dated as of October 26, 1998.

10.7 Master License Agreement dated December 31, 1998 by and between Billing Concepts Systems, Inc. and KMC Telecom Holdings, Inc.

10.8 Lease Agreement dated January 1, 1996 between Cogeneration Services Inc. (now known as Kamine Development Corp.) and KMC Telecom Inc.

*10.9 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates.

10.10 Specimen of Non-Qualified Stock Option Agreement for options granted under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates.

21.1      Subsidiaries of KMC Telecom Holdings, Inc.

24.1      Powers of Attorney (Appears on signature page).

27.1      Financial Data Schedule.


------------------------

*        Exhibits filed previously.