Form 10-Q
period 1999-03-31
KMC TELECOM HOLDINGS INC
filed 1999-05-06
CIK 1059851

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to  ______________

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

               Class                                    Outstanding

         Common Stock, par value $0.01              852,676 shares,
         per share.                                 as of  April 27, 1999


--------------------------------------------------------------------------------

                           KMC TELECOM HOLDINGS, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                          Page No.

ITEM 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets, December 31, 1998
            and March 31, 1999................................................ 2

         Unaudited Condensed Consolidated Statements of Operations,
            Three Months Ended March 31, 1998 and 1999........................ 3

         Unaudited Condensed Consolidated Statements of Cash Flows, Three
            Months Ended March 31, 1998 and 1999.............................. 4

         Notes to Unaudited Condensed Consolidated Financial Statements....... 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................11

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...........14


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................14

ITEM 2.  Changes in Securities and Use of Proceeds............................14

ITEM 3.  Defaults Upon Senior Securities......................................14

ITEM 4.  Submission of Matters to a Vote of Security Holders..................15

ITEM 5.  Other Information....................................................15

ITEM 6.  Exhibits and Reports on Form 8-K.....................................16

SIGNATURES....................................................................17

                         PART I - FINANCIAL INFORMATION
                           KMC Telecom Holdings, Inc.
                 Unaudited Condensed Consolidated Balance Sheets
                                 (in thousands)
                                                                                    December 31,        March 31,
                                                                                        1998              1999
                                                                                   ---------------  ------------------
Assets
Current assets:
   Cash and cash equivalents....................................................       $   21,181         $    47,792
   Accounts receivable, net of allowance for doubtful accounts..................            7,539              11,256
   Prepaid expenses and other current assets....................................            1,315                 826
                                                                                   ---------------  ------------------

Total current assets............................................................           30,035              59,874
Investments held for future capital expenditures................................           27,920              29,000
Networks and equipment, net.....................................................          224,890             269,474
Intangible assets, net..........................................................            2,829               2,930
Deferred financing costs, net...................................................           20,903              29,768
Due from affiliate..............................................................                -                 400
Other assets....................................................................            4,733               2,216
                                                                                   ---------------  ------------------

                                                                                       $  311,310         $   393,662
                                                                                   ===============  ==================

Liabilities,  redeemable  and   nonredeemable   equity   (deficiency)
Current liabilities:
   Accounts payable.............................................................       $   21,052         $    29,364
   Accrued expenses.............................................................           10,374              20,524
                                                                                   ---------------  ------------------
Total current liabilities.......................................................           31,426              49,888
Notes payable...................................................................           41,414              75,000
Senior discount notes payable...................................................          267,811             275,071
                                                                                   ---------------  ------------------
Total liabilities...............................................................          340,651             399,959
Commitments and contingencies
Redeemable equity:
   Senior  redeemable,  exchangeable,  PIK preferred  stock,  par value $.01 per share;  authorized:  -0- shares in 1998, 230 shares in 1999; shares issued and outstanding:
        Series E, - 0 - shares in 1998 and 25 shares in 1999 ($25,000
        liquidation preference).................................................                -              20,575
        Series F, - 0 - shares in 1998 and 40 shares in 1999 ($40,000
        liquidation preference).................................................                -              35,249
  Redeemable  cumulative  convertible  preferred stock, par value $.01 per share
      499 shares authorized; shares issued and outstanding:
        Series A, 124 shares in 1998 and 1999 ($12,380 liquidation preference)..                               36,704
                                                                                           30,390
        Series C, 175 shares in 1998 and 1999 ($17,500 liquidation preference)..           21,643              24,298
   Redeemable common stock, 224 shares issued and outstanding...................                               23,782
                                                                                           22,305
   Redeemable common stock warrants.............................................              674               2,895
                                                                                   ---------------  ------------------


Total redeemable equity.........................................................           75,012             143,503
                                                                                   ---------------  ------------------
Nonredeemable equity (deficiency):
   Common stock, par value  $.01 per share; 3,000 shares authorized, 614 shares
      and 629 shares issued and outstanding in 1998 and 1999, respectively......               6                     6

   Additional paid-in capital...................................................          13,750                6,923
   Unearned compensation........................................................          (5,824)             (5,085)
   Accumulated deficit..........................................................        (112,285)           (151,644)
                                                                                   ---------------  ------------------

Total nonredeemable equity (deficiency).........................................        (104,353)           (149,800)
                                                                                   ---------------  ------------------

                                                                                      $  311,310         $   393,662
                                                                                   ===============  ==================

                             See accompanying notes.

                           KMC Telecom Holdings, Inc.

            Unaudited Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                               Three Months Ended
                                                                    March 31,
                                                        ----------------------------------
                                                             1998              1999
                                                        ----------------  ----------------
Revenue..............................................        $   2,793        $   11,078
Operating expenses:
   Network operating costs...........................            5,816            19,670
   Selling, general and administrative...............            3,472            11,990
   Stock option compensation expense.................            1,099             3,869
   Depreciation and amortization.....................              994             5,523
                                                        ----------------  ----------------

      Total operating expenses.......................           11,381            41,052
                                                        ----------------  ----------------

Loss from operations.................................           (8,588)          (29,974)
Interest income......................................            2,166               942
Interest expense.....................................           (6,542)          (10,327)
                                                        ----------------  ----------------

Net loss.............................................
                                                               (12,964)          (39,359)
Dividends and accretion on redeemable preferred stock
                                                                (3,353)          (11,444)
                                                        ----------------  ----------------

Net loss applicable to common shareholders...........       $  (16,317)       $  (50,803)
                                                        ================  ================


Net loss per common share............................       $   (20.18)       $   (59.87)
                                                        ================  ================

Weighted average number of common shares outstanding.
                                                                   808               849
                                                        ================  ================




                             See accompanying notes.

                           KMC Telecom Holdings, Inc.

            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                   ---------------------------------
                                                                                        1998             1999
                                                                                   ---------------  ----------------
Operating Activities
Net loss........................................................................      $  (12,964)      $   (39,359)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization................................................             994             5,523
   Non-cash interest expense....................................................           5,802             8,291
   Non-cash stock option compensation expense...................................           1,099             3,869
  Changes in assets and liabilities:
      Accounts receivable.......................................................            (627)           (3,717)
      Prepaid expenses and other current assets.................................            (387)              489
      Accounts payable..........................................................            (916)           (2,024)
      Accrued expenses..........................................................           1,134             2,369
      Due from affiliate........................................................             (25)             (400)
      Other assets..............................................................            (533)              (34)
                                                                                   ---------------  ----------------

Net cash used in operating activities...........................................          (6,423)          (24,993)
                                                                                   ---------------  ----------------

Investing Activities
Construction of networks and purchases of equipment.............................          (8,772)          (36,479)
Acquisitions of franchises, authorizations and related assets...................            (431)             (303)
Deposit on purchases of equipment...............................................          (5,000)                -
Purchases of investments, net...................................................        (165,500)           (1,080)
                                                                                   ---------------  ----------------

Net cash used in investing activities...........................................        (179,703)          (37,862)
                                                                                   ---------------  ----------------

Financing Activities
Repayment of notes payable......................................................         (20,801)                -
Proceeds from issuance of preferred stock, net of issuance costs................               -            58,200
Proceeds from issuance of common stock and warrants, net of issuance costs......          20,451                 -
Proceeds from exercise of stock options.........................................               -               333
Proceeds from issuance of senior discount notes, net of issuance costs..........         225,923                 -
Proceeds from senior secured credit facility, net of issuance costs.............               -            33,147
Issuance costs of Lucent Facility...............................................               -            (2,214)
Dividends on preferred stock of subsidiary......................................            (592)                -
                                                                                   ---------------  ----------------

Net cash provided by financing activities.......................................         224,981            89,466
                                                                                   ---------------  ----------------

Net increase in cash and cash equivalents.......................................          38,855            26,611
Cash and cash equivalents, beginning of period..................................          15,553            21,181
                                                                                   ---------------  ----------------

Cash and cash equivalents, end of period........................................      $   54,408          $ 47,792
                                                                                   ===============  ================

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of amounts capitalized............        $    875          $    464
                                                                                   ===============  ================


                             See accompanying notes.

                           KMC Telecom Holdings, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

                                 March 31, 1999


1.  Basis of Presentation and Organization

         KMC Telecom Holdings, Inc. and its subsidiaries, KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., and KMC Telecom of Virginia, Inc. are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the financial statements and notes thereto of KMC Telecom Holdings, Inc. as of and for the year ended December 31, 1998.

         The unaudited interim financial statements reflect all adjustments which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The balance sheet of KMC Telecom Holdings, Inc. at December 31, 1998 was derived from the audited consolidated balance sheet at that date.

2.  Investments Held for Future Capital Expenditures

         The Company has designated certain amounts as investments held for future capital expenditures. As of March 31, 1999, the Company's investments held for future capital expenditures consisted of cash equivalents (bank term deposits and commercial paper with maturities of less than 90 days) of $16.8 million and debt securities (US government obligations and commercial bonds due within 1 year) of $12.2 million. All debt securities have been designated by the Company as held-to-maturity. Accordingly, such securities are recorded in the accompanying financial statements at amortized cost. At March 31, 1999, the carrying value of such held-to-maturity debt securities approximated their fair value.

3. Networks and Equipment

         Networks and equipment are comprised of the following (in thousands):

                                             December 31,         March 31,
                                                 1998               1999
                                          ----------------  ------------------
Fiber optic systems...................         $   99,502         $   109,237
Telecommunications equipment..........            115,769             139,532
Furniture and other...................              7,340              16,520
Leasehold improvements................              1,177               1,455
Construction-in-progress..............             11,770              18,207
                                          ----------------  ------------------

                                                  235,558             284,951
Less accumulated depreciation.........           (10,668)            (15,477)
                                          ----------------  ------------------

                                               $  224,890         $   269,474
                                          ================  ==================


         Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks for the three months ended March 31, 1998 and 1999 amounted to $605,000 and $539,000, respectively.

4. Intangible Assets

         Intangible assets are comprised of the following (in thousands):

                                              December 31,        March 31,
                                                  1998               1999
                                             ----------------  -----------------
Franchise costs............................       $   1,690         $    1,952
Authorizations and rights-of-ways..........           1,455              1,501
Building access agreements and other.......           1,062              1,057
                                             ----------------  -----------------

                                                      4,207              4,510
Less accumulated amortization..............          (1,378)            (1,580)
                                             ----------------  -----------------

                                                  $   2,829         $    2,930
                                             ================  =================



5.  Due from Affiliate

         The Company has an agreement in principle with KMC Services LLC, a limited liability company wholly owned by Harold N. Kamine, the Chairman of our Board of Directors, pursuant to which KMC Services LLC will offer to the Company financial and energy services which are related to the Company's business. KMC Services LLC may also offer its services to third parties in jurisdictions in which the Company is not offering telecommunications services; provided that such third parties are not competitors of the Company. Initially, KMC Services LLC will offer a leasing program for equipment physically installed at a customer's premises, known as CPE equipment, for the Company to integrate into its ClearStarSMAdvantage program, whereby the Company will be able to offer CPE equipment for lease or sale to its customers. The equipment will be owned by KMC Services LLC and the Company will have no liability for the cost of the equipment, the financing related to it or the obligation for any lease charges. Any such sale or lease will be between the Company's customer and KMC Services LLC. The specific terms and conditions of the agreement between KMC Services LLC and the Company are currently being negotiated by the parties. As of March 31, 1999, the Company has loaned KMC Services LLC an aggregate of approximately $400,000 pursuant to the agreement in principle. The loan bears interest at the rate of 10% per annum and is payable December 31, 1999.

6.  Accrued Expenses

         Accrued expenses are comprised of the following (in thousands):

                                                      December 31,     March 31,
                                                          1998           1999
                                                   -----------------------------

Accrued compensation............................... $      4,138    $      3,814
Deferred revenue...................................        1,187           1,978
Accrued costs related to financing activities......          380           8,217
Other accrued expenses.............................        4,669           6,515
                                                   =============================
                                                    $    10,374     $     20,524
                                                   =============================


7.  Lucent Loan and Security Agreement

         KMC Telecom III entered into a Loan and Security Agreement (the "Lucent Facility") dated February 4, 1999 with Lucent Technologies Inc. ("Lucent") which provides for borrowings to be used to fund the acquisition of certain telecommunications equipment and related expenses. The Lucent Facility provides for an aggregate commitment of up to $600 million, of which $125 million is immediately available to purchase Lucent products and an additional $125 million will become available upon KMC Telecom III's receipt of an additional $35 million of funded equity or qualified intercompany loans, as defined in the agreement. Further, up to an additional $350 million will be available upon (a) additional lenders participating in the Lucent Facility and making commitments to make loans so that Lucent's aggregate commitment does not exceed $250 million and (b) the Company satisfying certain other requirements, the most significant of which is KMC Holdings raising and contributing at least $300 million in high yield debt or equity (other than disqualified stock) to KMC Telecom III. The Lucent Facility places certain restrictions upon KMC Telecom III's ability to purchase non-Lucent equipment with proceeds from such facility. At March 31, 1999, no amounts had been borrowed under the Lucent Facility.

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

         Loans borrowed under the Lucent Facility amortize in amounts based upon the following percentages of the aggregate amount of the loans drawn under the Lucent Facility:

             Payment Dates                              Amortization
     ------------------------------                 ---------------------

     May 1, 2002 - February 1, 2003                    2.5% per quarter
     May 1, 2003 - February 1, 2006                    5.0% per quarter
     May 1, 2006 - February 1, 2007                    7.5% per quarter

         KMC Holdings has unconditionally guaranteed the repayment of up to $250 million under the Lucent Facility when such repayment is due, whether at maturity, upon acceleration, or otherwise. KMC Telecom III Holdings, Inc., which owns the shares of KMC Telecom III and is wholly-owned by KMC Holdings, has pledged the shares of KMC Telecom III to Lucent to collateralize its obligations under the guaranty. In addition, KMC Telecom III has pledged all of its assets to Lucent.

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

8.  Preferred Stock and Warrant Issuances

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

9. Commitments and Contingencies

Purchase Commitments

         As of March 31, 1999, the Company has outstanding commitments aggregating approximately $133.0 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers.

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

Redemption Rights

         Pursuant to a stockholders agreement, certain of the Company's stockholders and warrant holders have "put rights" entitling them to have the Company repurchase their preferred and common shares and redeemable common stock warrants for the fair value of such securities if no Liquidity Event (defined as

(i) an initial public offering with gross proceeds of at least $40 million, (ii) the sale of substantially all of the stock or assets of the Company or (iii) the merger or consolidation of the Company with one or more other corporations) has taken place by the later of (x) October 22, 2003 or (y) 90 days after the final maturity date of the Senior Discount Notes. The restrictive covenants of the Senior Discount Notes limit the Company's ability to repurchase such securities. All of the securities subject to such "put rights" are presented as redeemable equity in the accompanying balance sheets.

         The redeemable preferred stock, redeemable common stock and redeemable common stock warrants are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At March 31, 1999, the aggregate redemption value of the redeemable equity was approximately $175 million, reflecting per share redemption amounts of $727 for the Series A Preferred Stock, $286 for the Series C Preferred Stock and $150 for the redeemable common stock and redeemable common stock warrants.

10. Net Loss Per Common Share

         The following table sets forth the computation of net loss per common share-basic (in thousands, except share and per share amounts):

                                                     Three Months Ended
                                                          March 31,
                                              ----------------------------------
                                                   1998              1999
                                              ----------------  ----------------
Numerator:
   Net loss................................       $  (12,964)       $  (39,359)
   Dividends and accretion on redeemable
      preferred stock......................           (3,353)          (11,444)
                                              ----------------  ----------------
   Numerator for net loss per common share
      - basic..............................       $  (16,317)       $  (50,803)
                                              ================  ================


Denominator:

Denominator for net loss per common share
   - weighted average number of common
   shares outstanding                                808,467           848,565
                                              ================  ================


Net loss per common share - basic..........       $   (20.18)       $   (59.87)
                                              ================  ================


         Options and warrants to purchase an aggregate of 251,885 and 364,495 shares of common stock were outstanding as of March 31, 1998 and 1999, respectively, but a computation of diluted net loss per common share has not been presented, as the effect would be anti-dilutive.

11. Subsequent Events

         On April 30, 1999, the Company issued 35,000 additional shares of Series E Preferred Stock and warrants to purchase an aggregate of 60,353 shares of Common Stock at $.01 per share for aggregate proceeds of $35.0 million. These shares of Series E Preferred Stock have identical rights and privileges as the shares of Series E Preferred Stock issued on February 4, 1999. The warrants are exercisable from February 4, 2000 through February 1, 2009.


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

                  Three Months Ended March 31, 1999 Compared To
                        Three Months Ended March 31, 1998

         Revenue. Revenue increased from $2.8 million for the three months ended March 31, 1998 (the "1998 First Quarter") to $11.1 million for the three months ended March 31, 1999 (the "1999 First Quarter"). This increase is primarily attributable to the fact that we derived revenues from 22 markets during the entire 1999 First Quarter compared to only 8 markets during the entire 1998 First Quarter. In addition, each of our systems that generated revenues during the 1998 First Quarter generated increased revenues during the 1999 First Quarter. Revenue for the 1998 and 1999 First Quarters included $2.1 million and $6.2 million, respectively, of revenue derived from resale of switched services and an aggregate of $662,000 and $4.9 million (including $1.7 million of revenue related to reciprocal compensation during the 1999 First Quarter), respectively, of revenue derived from on-net special access, private line and switched services.

         Network Operating Costs. Network operating costs increased from $5.8 million in the 1998 First Quarter to $19.7 million in the 1999 First Quarter. This increase of $13.9 million was due primarily to the increase in the number of markets in which we operated in the 1999 First Quarter and the related increases of $4.4 million in costs associated with providing resale services and leasing unbundled network element services, $4.5 million in personnel costs, $1.9 million in contracted network support costs, $1.1 million in consultant and professional services related costs and $2.0 million in facilities, travel and other direct operating costs.

         Costs associated with providing on-net switched services were greater than revenue generated from on-net switched services because we hired personnel and staffed local offices prior to generating revenue and obtaining sufficient revenue volume to cover such fixed operating costs.

         Costs associated with providing resale services are greater than the revenues generated from these services because of narrow discounts provided by the incumbent local exchange carriers and because initial installation charges by the incumbent local exchange carrier to us are greater than our installation charges to our customers. Resale is primarily an interim strategy for us to create a backlog of customers to be transitioned to our on-net switched facilities once our own switches become commercially operational. We now have switches in commercial operation in 22 of our 23 markets. We are in the process of transitioning the majority of our resale customers to on-net switched services, but this can be a time-consuming task.

         Selling, General and Administrative Expenses Selling, general and administrative expenses increased from $3.5 million for the 1998 First Quarter to $12.0 million for the 1999 First Quarter. This increase of $8.5 million resulted primarily from increases of $3.5 million in personnel costs, $1.6 million in professional costs (consisting primarily of legal costs), $1.9 million in advertising costs, $900,000 in travel related expenses, along with increases in other marketing and general and administrative costs aggregating approximately $600,000.

         Stock Option Compensation Expense. Stock option compensation expense, a non-cash charge, increased from $1.1 million for the 1998 First Quarter to $3.9 million in the 1999 First Quarter. This increase resulted from an increase in the estimated fair value of the Company's Common Stock.

         Depreciation and Amortization. Depreciation and amortization expense increased from $994,000 for the 1998 First Quarter to $5.5 million for the 1999 First Quarter primarily as a result of depreciation expense associated with the greater number of networks commercially operational during the 1999 First Quarter.

         Interest Expense. Interest expense increased from $6.5 million in the 1998 First Quarter to $10.3 million in the 1999 First Quarter. The increase resulted primarily from increased interest charges incurred on the Senior Discount Notes for the full 1999 First Quarter compared to only 2 months of interest on the Senior Discount Notes during the 1998 First Quarter, a higher accreted value of the Senior Discount Notes in the 1999 First Quarter and increased interest charges related to the Senior Secured Credit Facility during the 1999 First Quarter as a result of increased borrowings thereunder. The Company capitalized interest of $539,000 related to network construction projects during the 1999 First Quarter and $605,000 during the 1998 First Quarter.

         Net Loss. For the reasons stated above, net loss increased from $13.0 million for the 1998 First Quarter to $39.4 million for the 1999 First Quarter.

Liquidity and Capital Resources

         We have incurred significant operating and net losses as a result of the development and operation of our networks. We expect that such losses will continue as we emphasize the development, construction and expansion of our networks and build our customer base. As a result, there will not be any cash provided by operations in the near future and we will need to fund the expansion of our networks. We have financed our operating losses and capital expenditures with equity invested by our founders, preferred stock placements, credit facility borrowings and the Senior Discount Notes.

         In February 1999, we issued PIK Preferred Stock and warrants to purchase common stock for aggregate gross proceeds of $65.0 million to two purchasers. In April 1999, we issued additional shares of PIK Preferred Stock and warrants to purchase common stock to one additional purchaser for aggregate gross proceeds of $35.0 million.

         In February 1999, our subsidiary which will own the approximately 14 additional networks which we currently plan to construct over the next 12 months, entered into a secured vendor financing facility with Lucent Technologies Inc. Under this Lucent Facility, our subsidiary will be permitted to borrow, subject to certain conditions, up to an aggregate of $600.0 million, primarily for the purchase from Lucent of switches and other telecommunications equipment. After giving effect to the April 1999 issuance of PIK Preferred Stock, $250.0 million is available under this facility. The balance of $350.0 million will become available only upon (a) additional lenders agreeing to participate in the facility so that Lucent's own aggregate commitment does not exceed $250.0 million and (b) the Company satisfying certain other requirements, the most significant of which is the Company raising, and contributing to the subsidiary, at least $300.0 million from the sale of high yield debt or equity.

         At March 31, 1999, the Company had $75.0 million of indebtedness outstanding under the Senior Secured Credit Facility, and had $175.0 million in borrowing capacity under the Senior Secured Credit Facility.

         Net cash provided by financing activities from borrowings and equity issuances was $89.5 million for the three months ended March 31, 1999. Our net cash used in operating and investment activities was $62.9 million for the three months ended March 31, 1999.

         We made capital expenditures of $49.4 million in the three months ended March 31, 1999. We currently plan to make additional capital expenditures of approximately $230.0 million during the remainder of 1999. Continued significant capital expenditures are expected to be made thereafter. The majority of these expenditures is expected to be made for network construction and the purchase of switches and related equipment to facilitate the offering of our services. In addition, we expect to continue to incur operating losses while we expand our business and build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

         At March 31, 1999, the Company had outstanding commitments aggregating approximately $133.0 million related to the purchase of fiber optic cable and telecommunications equipment as well as engineering services, principally under the Company's agreements with Lucent Technologies Inc.

         We believe that our cash, investments held for future capital expenditures and borrowings available under the Senior Secured Credit Facility and the Lucent Facility, together with the net proceeds from our April 1999 issuance of our PIK Preferred Stock will be sufficient to meet our liquidity needs through the completion of our initial 23 networks. We currently anticipate constructing networks in approximately 14 additional Tier III Markets over the next 12 months for which we will require additional financing. Additional sources of financing may include public or private equity or debt financings by the Company, capitalized leases and other financing arrangements.

         We can give no assurance that additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures.

Year 2000 Compliance

         Similar to all businesses, we may be affected by the inability of certain computer software to distinguish between the years 1900 and 2000 due to a commonly-used programming convention. Unless such programs are modified or replaced prior to January 1, 2000, calculations based on date arithmetic or logical operations performed by such programs may be incorrect. In addition, the Senior Secured Credit Facility and the Lucent Facility impose certain Year 2000 compliance obligations on the Company.

         Management's plan to address the effect of the Year 2000 issue focuses on the following areas: applications systems (including our billing system and financial software), infrastructure (including personal computers and servers used throughout the Company), and other third party business partners, vendors and suppliers. Management's analysis and review of these areas is comprised primarily of the following phases: developing an inventory of hardware, software and embedded chips; assessing the degree to which each area is currently compliant with Year 2000 requirements; performing renovations, repairs and replacements as needed to attain compliance; testing to ensure compliance; and, developing a contingency plan for each area if our initial efforts to attain compliance are either unsuccessful or untimely.

         Management completed the inventory and assessment phases of the project during the fourth quarter of 1998. The renovation, repair and replacement phase and the testing phase have commenced; however, we expect to continue these phases throughout 1999.

         Further, we are currently in the process of implementing new billing software systems, operational software systems and financial and personnel software systems. Although these implementations were made necessary by the expansion of our business and were not directly related to Year 2000 issues, they have enabled us to utilize new software for these purposes which the respective suppliers have certified as Year 2000 compliant.

         Costs incurred to date have primarily consisted of labor from the redeployment of existing information services and operational resources. We expect to spend approximately $150,000 for these Year 2000 compliance efforts which will be expensed as incurred. This amount does not include the costs of the new billing software, operational software and financial and personnel software systems which we are implementing as a result of the expansion of our business.

         If the software applications of the local exchange carriers, long distance carriers or others on whose services we depend or with which our systems interact are not Year 2000 compliant, it could affect our systems which could have a material adverse effect on our business, financial condition and results of operations.

         We have formed a contingency team to develop a work plan in the event that certain programs and hardware are not fully compliant and operational before January 1, 2000. The costs associated with this effort are currently being evaluated and cannot yet be determined. In the event that certain, or all, of the contingency plans are deployed, we will incur additional costs; however, as contingency plans are not yet developed, we cannot determine these costs at present.

         Although we do not presently anticipate a material business interruption as a result of the Year 2000 issue, the worst case scenario if all of our Year 2000 efforts fail would result in a daily loss of revenues of approximately $100,000 calculated based upon 1998 revenues.


Item 3.       Quantitative and Qualitative Disclosures About Market Risk

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         (a)  Not Applicable.

         (b)  Not Applicable.

         (c) On February 4, 1999, we issued units (the "Units") consisting of an aggregate of 25,000 shares of Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, par value $.01 per share (the "Series E Preferred Stock"), and 40,000 shares of Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, par value $.01 per share (the "Series F Preferred Stock"), and warrants (the "Warrants") to purchase approximately 24,660 shares of our Common Stock, par value $.01 per share, for aggregate gross proceeds of $65.0 million. Newcourt Commercial Finance Corporation ("Newcourt Finance"), a subsidiary of Newcourt Capital, Inc. ("Newcourt"), acquired all of the Series E Preferred Stock, 10,000 shares of the Series F Preferred Stock and Warrants to purchase 18,227 shares of Common Stock. Lucent Technologies Inc. ("Lucent") acquired 30,000 shares of the Series F Preferred Stock and Warrants to purchase 6,433 shares of Common Stock.

     The sale of the Units to Newcourt Finance and Lucent was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. The offer and sale was made to only two institutional investors. In the Securities Purchase Agreement applicable to the transaction, Newcourt Finance and Lucent each made representations as to their investment intent. The Securities Purchase Agreement places substantial restrictions upon transfer of the securities and the certificates representing the securities have been legended to that effect.

         The Warrants issued as part of the Units entitle the holders of the Warrants to purchase an aggregate of 24,660 shares of Common Stock and are exercisable from February 4, 2000 through February 1, 2009 at a price of $.01 per share.

         On January 25, 1999, one individual exercised stock options to purchase 14,800 shares of Common Stock previously granted to that individual under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates for aggregate gross proceeds of $333,000. The sale was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. An Option Exercise and Investment Representation Statement signed by the individual contains representations as to his investment intent and imposes substantial restrictions upon transfer of the securities.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) (i) Written consents of the stockholders of the Company, dated as of February 1, 1999, were executed by such stockholders in lieu of a Special Meeting of stockholders.

         (a) (ii) Written consents of the holders of the Company's Series A Cumulative Convertible Preferred Stock, voting as a class, dated as of February 1, 1999, were executed by such holders in lieu of a Special Meeting of such holders.

         (a) (iii) Written consents of the holders of the Company's Series C Cumulative Convertible Preferred Stock, voting as a class, dated as of February 1, 1999, were executed by such holders in lieu of a Special Meeting of such holders.

         (b)  Not Applicable.

         (c) (i) The stockholders of the Company, by unanimous written consent, approved and adopted an amendment to the Company's Amended and Restated Certificate of Incorporation to effect an increase in the aggregate number of authorized shares of its capital stock from 3,598,800 to 3,748,800 shares, representing an increase in the aggregate number of authorized shares of its preferred stock from 598,800 to 748,800.

         (c) (ii) The holders of the Company's Series A Cumulative Convertible Preferred Stock, by unanimous written consent, approved the authorization and filing of a Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock of the Company (the "Series E Certificate of Designation"), as required by the Certificate of Designation governing the rights of the holders of the Series A Cumulative Convertible Preferred Stock. The Series E Certificate of Designation designates 175,000 shares of the Company's authorized shares of Preferred Stock as a series, denominated as the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series E Preferred Stock").

         (c) (iii) The holders of the Company's Series A Cumulative Convertible Preferred Stock, by unanimous written consent, approved the authorization and filing of a Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock of the Company (the "Series F Certificate of Designation"), as required by the Certificate of Designation governing the rights of the holders of the Series A Cumulative Convertible Preferred Stock. The Series F Certificate of Designation designates 55,000 shares of the Company's authorized shares of Preferred Stock as a series, denominated as the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series F Preferred Stock").

         (c) (iv) The holders of the Company's Series C Cumulative Convertible Preferred Stock, also by unanimous written consent, approved the authorization and filing of the Series E Certificate of Designation, as required by the Certificate of Designation governing the rights of the holders of the Series C Cumulative Convertible Preferred Stock.

         (c) (v) The holders of the Company's Series C Cumulative Convertible Preferred Stock, also by unanimous written consent, approved the authorization and filing of the Series F Certificate of Designation, as required by the Certificate of Designation governing the rights of the holders of the Series C Cumulative Convertible Preferred Stock.

Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         10.1 Securities Purchase Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., and Newcourt Commercial Finance Corporation and Lucent Technologies Inc.

         10.2     Warrant  Agreement  dated as of  February  4,  1999  among KMC
                  Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation and Lucent Technologies Inc.

         10.3 Warrant Registration Rights Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc.

         10.4 Loan and Security Agreement dated February 4, 1999 among KMC Telecom III, Inc., KMC Telecom Leasing III LLC, the financial institutions signatory thereto from time to time as Lenders, Lucent Technologies Inc., as agent for the Lenders and the party to be named as Collateral Agent for the Lenders.

         27.1     Financial Data Schedule.


         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 5, 1999



                                       KMC TELECOM HOLDINGS, INC.
                                              (Registrant)


                                       By: /s/  MICHAEL A. STERNBERG
                                          Michael A. Sternberg
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                       By:  /s/  JAMES D. GRENFELL
                                          James D. Grenfell
                                          Executive Vice President, Chief
                                          Financial Officer and Secretary
                                          (Principal Financial Officer)

                                  Exhibit Index



No.        Description
---        -----------

10.1 Securities Purchase Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc.

10.2 Warrant Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation and Lucent Technologies Inc.

10.3       Warrant  Registration  Rights  Agreement dated as of February 4, 1999
           among  KMC  Telecom  Holdings,   Inc.,  Newcourt  Commercial  Finance
           Corporation and Lucent Technologies Inc.

10.4 Loan and Security Agreement dated February 4, 1999 among KMC Telecom III, Inc., KMC Telecom Leasing III LLC, the financial institutions signatory thereto from time to time as Lenders, Lucent Technologies Inc., as agent for the Lenders and the party to be named as Collateral Agent for the Lenders.

27.1       Financial Data Schedule