Form 10-Q
period 1999-06-30
KMC TELECOM HOLDINGS INC
filed 1999-08-16
CIK 1059851

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------

                                  FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                           OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------ to --------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                         Outstanding
          -----                                         -----------
      Common Stock, par value $0.01                     852,676 shares,
      per share.                                        as of  August 10, 1999

                          KMC TELECOM HOLDINGS, INC.

                                    INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE NO.

ITEM 1. Financial Statements

        Unaudited Condensed Consolidated Balance Sheets,
         December 31, 1998 and June 30, 1999.   ............................   2

        Unaudited Condensed Consolidated Statements of Operations,
         Three Months Ended June 30, 1998 and 1999 and Six Months
         Ended June 30, 1998 and 1999 ......................................   3

        Unaudited Condensed Consolidated Statements of Cash Flows, Six
         Months Ended June 30, 1998 and 1999................................   4

        Notes to Unaudited Condensed Consolidated Financial Statements......   5

ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  12

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..........  17



PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings...................................................  18

ITEM 2. Changes in Securities and Use of Proceeds...........................  18

ITEM 3. Defaults Upon Senior Securities.....................................  18

ITEM 4. Submission of Matters to a Vote of Security Holders.................  18

ITEM 5. Other Information...................................................  20

ITEM 6. Exhibits and Reports on Form 8-K....................................  20

SIGNATURES..................................................................  23

                        PART I - FINANCIAL INFORMATION

                          KMC TELECOM HOLDINGS, INC.
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                                         DECEMBER     JUNE 30,
                                                            31,         1999
                                                            1998
                                                         ----------- -----------

ASSETS
Current assets:
  Cash and cash equivalents...........................   $   21,181     $187,992
  Restricted investments..............................            -       37,125
  Accounts receivable, net of allowance for doubtful          7,539       19,489
    accounts..........................................
  Prepaid expenses and other current assets...........        1,315        1,543
                                                         -----------  ----------
Total current assets..................................       30,035      246,149
Investments held for future capital expenditures......       27,920       64,000
Long term restricted investments......................            -       67,430
Networks and equipment, net...........................      224,890      386,426
Intangible assets, net................................        2,829        2,142
Deferred financing costs, net.........................       20,903       41,076
Due from affiliate....................................            -          207
Other assets..........................................        4,733        1,322
                                                         ----------  -----------
                                                         $  311,310  $   808,752
                                                         =========== ===========

LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable....................................   $   21,052  $   112,637
  Accrued expenses....................................       10,374       33,609
                                                         ----------  -----------
Total current liabilities.............................       31,426      146,246
Notes payable.........................................       41,414      125,000
Senior discount notes payable.........................      267,811      283,472
Senior notes payable..................................            -      275,000
                                                         ----------  -----------
Total liabilities.....................................      340,651      829,718
Commitments and contingencies
Redeemable equity:
   Senior  redeemable,  exchangeable,  PIK preferred
     stock,  par value $.01 per share; authorized:
     -0- shares in 1998, 630 shares in 1999; shares issued and
     outstanding:
       Series E, - 0 - shares in 1998 and 61 shares in
        1999 ($60,695 liquidation preference).........            -       45,827
       Series F, - 0 - shares in 1998 and 41 shares in
        1999 ($41,112 liquidation preference).........            -       37,009
  Redeemable  cumulative  convertible  preferred stock,
    par value $.01 per share 499 shares authorized;
    shares issued and outstanding:
      Series A, 124 shares in 1998 and 1999 ($12,380
       liquidation preference).........................      30,390       55,721
      Series C, 175 shares in 1998 and 1999 ($17,500
       liquidation preference).........................      21,643       32,524
  Redeemable common stock, 224 shares issued and
    outstanding.......................................       22,305       29,223
  Redeemable common stock warrants....................          674       11,964
                                                         ----------  -----------
Total redeemable equity...............................       75,012      212,268
                                                         ----------  -----------
Nonredeemable equity (deficiency):
  Common stock, par value  $.01 per share; 3,000
    shares authorized, 614 shares and 629 shares
    issued and outstanding in 1998 and 1999,
    respectively......................................            6            6
  Additional paid-in capital..........................       13,750            -
  Unearned compensation...............................       (5,824)    (10,796)
  Accumulated deficit.................................     (112,285)   (222,444)
                                                         ----------- -----------
Total nonredeemable equity (deficiency)...............     (104,353)   (233,234)
                                                         ----------- -----------
                                                         $  311,310  $   808,752
                                                         =========== ===========

                           See accompanying notes.

                          KMC TELECOM HOLDINGS, INC.

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                       ----------------------- -----------------------
                                          1998        1999        1998        1999
                                       ----------- ----------- ----------- -----------
Revenue.............................   $   4,545   $   15,634  $   7,338   $   26,712

Operating expenses:
  Network operating costs...........       8,103       24,385     13,919       44,055
  Selling, general and                     5,747       14,734      9,220       26,724
    administrative..................
  Stock option compensation expense.       5,097       16,332      6,196       20,201
  Depreciation and amortization.....       1,063        6,113      2,056       11,636
                                       ----------  ----------- ----------  ----------
    Total operating expenses........      20,010       61,564     31,391      102,616
                                       ----------  ----------- ----------  ----------
Loss from operations................     (15,465)     (45,930)   (24,053)     (75,904)
Other expense.......................           -       (4,297)         -       (4,297)
Interest income.....................
                                           2,166        2,113      5,019        3,055
Interest expense....................      (7,334)     (15,687)   (14,563)     (26,014)
                                       ----------  ----------- ----------- -----------
Net loss............................     (20,633)     (63,801)   (33,597)    (103,160)

Dividends and accretion on
  redeemable preferred stock........      (6,687)     (31,971)   (10,040)     (43,415)
                                       ----------- ----------- ----------- -----------
Net loss applicable to common
  shareholders......................   $  (27,320) $  (95,772)    (43,637)   (146,575)
                                       =========== =========== =========== ===========

Net loss per common share...........   $   (32.61) $  (112.32) $   (52.71) $  (172.31)
                                       =========== =========== =========== ===========

Weighted average number of common
  shares outstanding................      837,876     852,676     827,827     850,632
                                       =========== =========== =========== ===========


                           See accompanying notes.

                          KMC TELECOM HOLDINGS, INC.

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                         -----------------------
                                                            1998        1999
                                                         ----------- -----------
OPERATING ACTIVITIES
Net loss..............................................   $  (33,597) $ (103,160)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization.......................        2,056      11,636
  Non-cash interest expense...........................       14,142      22,834
  Non-cash stock option compensation expense..........        6,196      20,201
 Changes in assets and liabilities:
    Accounts receivable...............................      (2,120)     (11,950)
    Prepaid expenses and other current assets.........        (407)        (228)
    Other assets......................................        (292)         860
    Accounts payable..................................      (3,889)       6,888
    Accrued expenses..................................         697        7,921
    Due from affiliate................................         (47)        (207)
                                                         ----------  -----------
Net cash used in operating activities.................     (17,261)     (45,205)
                                                         ----------  -----------

INVESTING ACTIVITIES
Construction of networks and purchases of equipment...     (22,081)     (83,725)
Acquisitions of franchises, authorizations and              (1,212)        (230)
  related assets......................................
Deposit on purchases of equipment.....................      (5,000)           -
Purchases of investments, net.........................    (153,500)     (36,080)
                                                         ----------  -----------
Net cash used in investing activities.................    (181,793)    (120,035)
                                                         ----------  -----------

FINANCING ACTIVITIES
Repayment of notes payable............................     (20,801)           -
Proceeds from issuance of preferred stock and related
  warrants, net of issuance costs.....................           -       91,235
Proceeds from issuance of common stock and warrants,
  net of issuance costs ..............................       20,451           -
Proceeds from exercise of stock options...............            -         333
Proceeds from issuance of senior discount notes, net
  of issuance costs...................................      226,056           -
Proceeds from issuance of senior notes, net of
  issuance costs and purchase of portfolio of
  restricted investments..............................            -     159,942
Proceeds from senior secured credit facility, net of
  issuance costs......................................            -      82,770
Issuance costs of Lucent facility.....................            -      (2,229)
Dividends on preferred stock of subsidiary............        (592)           -
                                                         ----------  -----------

Net cash provided by financing activities.............     225,114      332,051
                                                         ----------  -----------

Net increase in cash and cash equivalents.............      26,060      166,811
Cash and cash equivalents, beginning of period........      15,553       21,181
                                                         ----------  -----------

Cash and cash equivalents, end of period..............   $  41,613   $  187,992
                                                         ==========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of
  amounts capitalized.................................  $    2,200   $    3,180
                                                         ==========  ===========

                           See accompanying notes.

                          KMC TELECOM HOLDINGS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1999

1. BASIS OF PRESENTATION AND ORGANIZATION

      KMC Telecom Holdings, Inc. and its subsidiaries, KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., and KMC Investments, Inc. are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


2.  INVESTMENTS HELD FOR FUTURE CAPITAL EXPENDITURES

      The Company has designated certain amounts as investments held for future capital expenditures. As of June 30, 1999, the Company's investments held for future capital expenditures consisted of cash equivalents (bank term deposits and commercial paper with maturities of less than 90 days) of $58.7 million and debt securities (US government obligations and commercial bonds due within 1 year) of $5.3 million. All debt securities have been designated by the Company as held-to-maturity. Accordingly, such securities are recorded in the accompanying financial statements at amortized cost. At June 30, 1999, the carrying value of such held-to-maturity debt securities approximated their fair value.


3. NETWORKS AND EQUIPMENT

      Networks and equipment are comprised of the following (in thousands):

                                                    DECEMBER 31,     JUNE 30,
                                                       1998            1999
                                                   -----------    ------------
Fiber optic systems..............................     $99,502        $114,623
Telecommunications equipment.....................     115,769         134,276
Furniture and other..............................       7,340          19,947
Leasehold improvements...........................       1,177           1,441
Construction-in-progress.........................      11,770         135,969
                                                   -----------     -----------
                                                      235,558         406,256
Less accumulated depreciation....................     (10,668)       (19,830)
                                                   -----------     -----------
                                                     $224,890        $386,426
                                                   ===========     ===========

     Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks for the six months ended June 30, 1998 and 1999 amounted to $1.4 million and $1.3 million, respectively.


4. INTANGIBLE ASSETS

      Intangible assets are comprised of the following (in thousands):

                                                       DECEMBER 31,   JUNE 30,
                                                           1998         1999
                                                       ----------    ---------
Franchise costs....................................       $1,690       $1,281
Authorizations and rights-of-way...................        1,455        1,326
Building access agreements and other...............        1,062          736
                                                       ----------    ---------
                                                           4,207        3,343
Less accumulated amortization......................       (1,378)      (1,201)
                                                       ----------    ---------
                                                          $2,829       $2,142
                                                       ==========    =========


5.    DUE FROM AFFILIATE

     On July 1, 1999, the Company acquired all of the membership interests of KMC Services LLC from Harold N. Kamine, the Chairman of our Board of Directors, for nominal consideration. KMC Services LLC was formed to provide services to the Company and its customers, initially offering a leasing program for equipment physically installed at a customer's premises. The acquisition was accounted for as a combination of entities under common control, and no changes were made to the historical cost basis of KMC Services LLC's assets. Accordingly, during the second quarter of 1999, the Company reduced the carrying value of its $709,000 loan receivable from KMC Services LLC to an amount equal to the value of KMC Services LLC's net assets at the acquisition date.


6.    ACCRUED EXPENSES

     Accrued expenses are comprised of the following (in thousands):

                                            DECEMBER 31,     JUNE 30,
                                                1998          1999
                                            ------------   -----------

Accrued compensation.....................   $  4,138       $   6,387
Deferred revenue.........................      1,187           4,109
Accrued costs related to financing
  activities.............................        380           9,210
Accrued interest payable.................        162           6,719
Accrued cost of sales....................        565           2,232
Other accrued expenses...................      3,942           4,952
                                            ---------      ----------
                                            $ 10,374       $  33,609
                                            =========      ==========

7.  LUCENT LOAN AND SECURITY AGREEMENT

      KMC Telecom III entered into a Loan and Security Agreement (the "Lucent Facility") dated February 4, 1999 with Lucent Technologies Inc. ("Lucent") which provides for borrowings to be used to fund the acquisition of certain telecommunications equipment and related expenses. The Lucent Facility provides for an aggregate commitment of up to $600 million, of which $250 million is currently available to purchase Lucent products. Further, up to an additional $350 million will be available upon (a) additional lenders participating in the Lucent Facility and making commitments to make loans so that Lucent's aggregate commitment does not exceed $250 million and (b) the Company satisfying certain other requirements, the most significant of which is KMC Holdings raising and contributing at least $300 million in high yield debt or equity (other than disqualified stock) to KMC Telecom III. The Lucent Facility places certain restrictions upon KMC Telecom III's ability to purchase non-Lucent equipment with proceeds from such facility. At June 30, 1999, no amounts had been borrowed under the Lucent Facility.

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

      Loans borrowed under the Lucent Facility amortize in amounts based upon the following percentages of the aggregate amount of the loans drawn under the Lucent Facility:

                  PAYMENT DATES                      AMORTIZATION
          -------------------------------           ---------------

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


8.  PREFERRED STOCK AND WARRANT ISSUANCES

SERIES E PREFERRED STOCK

      On February 4, 1999, the Company issued 25,000 shares of Series E Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series E Preferred Stock") to Newcourt Commercial Finance Corporation ("Newcourt Finance"), generating aggregate gross proceeds of $22.9 million. On April 30, 1999, the Company issued an additional 35,000 of Series E Preferred Stock for gross proceeds of $25.9 million. The Series E Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. On or before January 15, 2004, the Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series E Preferred Stock. After January 15, 2004, dividends must be paid in cash, subject to certain conditions. Unpaid dividends accrue at the dividend rate of the Series E Preferred Stock, compounded quarterly. On April 15, 1999, the Company issued 695 shares of Series E Preferred Stock to pay the dividends due for such period.

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

SERIES F PREFERRED STOCK

      On February 4, 1999, the Company issued 40,000 shares of Series F Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series F Preferred Stock") to Lucent and Newcourt Finance, generating aggregate gross proceeds of $38.9 million. The Series F Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. The Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series F Preferred Stock. On April 15, 1999, the Company issued 1,112 shares of Series F Preferred Stock to pay the dividends due for such period.

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

      In connection with the April 30, 1999 issuance of additional shares of the Series E Preferred Stock, warrants to purchase an aggregate of 60,353 shares of Common Stock were issued to Newcourt Finance and First Union. The aggregate gross proceeds from the sale of these warrants was approximately $9.1 million. These warrants, at an exercise price of $.01 per share, are exercisable from February 4, 2000 through February 1, 2009.


9. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

      As of June 30, 1999, the Company has outstanding commitments aggregating approximately $114.0 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers.

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

      The redeemable preferred stock, redeemable common stock and redeemable common stock warrants which are subject to the stockholders agreement are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At June 30, 1999, the aggregate redemption value of the redeemable equity was approximately $280 million, reflecting per share redemption amounts of $1,090 for the Series A Preferred Stock, $429 for the Series C Preferred Stock and $225 for the redeemable common stock and redeemable common stock warrants.

ARBITRATION AWARD

      During the second quarter of 1999, the Company recorded a $4.3 million charge to other expense in connection with an unfavorable arbitration award. The net amount due under the terms of the award was paid in full in June 1999.

10. NET LOSS PER COMMON SHARE

      The following table sets forth the computation of net loss per common share-basic (in thousands, except share and per share amounts):

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                       -----------------------     -----------------------
                                          1998        1999            1998        1999
                                       ----------- -----------     ----------- -----------
Numerator:
  Net loss..........................   $ (20,633)  $ (63,801)      $ (33,597)  $ (103,160)

Dividends and accretion on
    redeemable preferred stock......      (6,687)    (31,971)        (10,040)     (43,415)
                                       ----------- -----------     ----------- -----------
  Numerator for net loss per common
    share - basic...................   $ (27,320)  $  (95,772)      $ (43,637)  $(146,575)
                                       =========== ===========     =========== ===========

Denominator:
  Denominator for net loss per
   common share - weighted average
   number of common shares
   outstanding......................      837,876     852,676         827,827     850,632
                                        ========== ===========     =========== ===========

Net loss per common share - basic...   $   (32.61) $  (112.32)     $   (52.71) $  (172.31)
                                       =========== ===========     =========== ===========


     Options and warrants to purchase an aggregate of 251,885 and 483,273 shares of common stock were outstanding as of June 30, 1998 and 1999, respectively, but a computation of diluted net loss per common share has not been presented, as the effect would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

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

                 THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
                       THREE MONTHS ENDED JUNE 30, 1998

      REVENUE. Revenue increased from $4.5 million for the three months ended June 30, 1998 (the "1998 Second Quarter") to $15.6 million for the three months ended June 30, 1999 (the "1999 Second Quarter"). This increase is primarily attributable to the fact that we derived revenues from 23 markets during the 1999 Second Quarter compared to 8 markets during the 1998 Second Quarter. In addition, each of our systems that generated revenue during the 1998 Second Quarter generated higher revenue during the 1999 Second Quarter. Revenue for the 1998 Second Quarter and 1999 Second Quarter included $3.1 million and $6.3 million, respectively, of revenue derived from resale of switched services and an aggregate of $1.4 million and $9.3 million (including $2.8 million of revenue related to reciprocal compensation during the 1999 Second Quarter), respectively, of revenue derived from on-net special access, private line and switched services. Although incumbent local exchange carriers, such as BellSouth, have generally withheld payments of amounts due for reciprocal compensation to competitive local exchange carriers such as the Company for calls to internet service providers and disputed the entitlement of competitive local exchange carriers to reciprocal compensation for such calls, we have determined to recognize amounts due to us for reciprocal compensation for such calls because we have concluded, based upon all of the facts and circumstances, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of such amounts is reasonably assured.

      NETWORK OPERATING COSTS. Network operating costs increased from $8.1 million in the 1998 Second Quarter to $24.4 million in the 1999 Second Quarter. This increase of $16.3 million was due primarily to the increase in the number of markets in which we operated in the 1999 Second Quarter and the related increases of $4.6 million in costs associated with providing resale services and leasing unbundled network element services, $4.5 million in personnel costs, $1.9 million in contracted network support costs, $1.7 million in consultant and professional services related costs, $1.0 million in reciprocal expense, $600,000 in facility costs, and $2.0 million in other direct operating costs.

      Costs associated with providing on-net switched services were greater than revenue generated from on-net switched services because we hired personnel and staffed local offices prior to generating revenue and obtaining sufficient revenue volume to cover such fixed operating costs.

      Costs associated with providing resale services are greater than the revenues generated from these services because of narrow discounts provided by the incumbent local exchange carriers and because initial installation charges by the incumbent local exchange carrier to us are greater than our installation charges to our customers. Initially, resale has been used as an interim strategy for us to create a backlog of customers to be transitioned to our on-net switched facilities as our own switches become commercially operational. We now have switches in commercial operation in 23 markets. We are in the process of transitioning the majority of our resale customers to on-net switched services, but this can be a time-consuming task.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $5.7 million for the 1998 Second Quarter to $14.7 million for the 1999 Second Quarter. This increase of $9.0 million resulted primarily from increases of $5.5 million in personnel costs, $1.3 million in professional costs (consisting primarily of legal costs), $200,000 in advertising costs, and $1.0 million in travel related expenses, along with increases in other marketing and general and administrative costs aggregating approximately $1.0 million.

      STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, increased from $5.1 million for the 1998 Second Quarter to $16.3 million for the 1999 Second Quarter. This increase primarily resulted from an increase in the estimated fair value of the Company's Common Stock as well as the grant of additional stock options during the period.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $1.1 million for the 1998 Second Quarter to $6.1 million for the 1999 Second Quarter primarily as a result of depreciation expense associated with the greater number of networks in commercial operation during the 1999 Second Quarter.

      OTHER EXPENSE. During the 1999 Second Quarter, the Company recorded a $4.3 million charge to other expense in connection with an unfavorable arbitration award. The net amount due under the terms of the award was paid in full in June 1999.

      INTEREST EXPENSE. Interest expense increased from $7.3 million in the 1998 Second Quarter to $15.7 million in the 1999 Second Quarter. The increase resulted primarily from the issuance of the Senior Notes during the 1999 Second Quarter, additional accretion on the Senior Discount Notes, and increased interest charges related to higher borrowings under the Senior Secured Credit Facility. The Company capitalized interest related to network construction projects of $800,000 during the 1998 Second Quarter and $700,000 during the 1999 Second Quarter.

      NET LOSS. For the reasons stated above, net loss increased from $20.6 million for the 1998 Second Quarter to $63.8 million for the 1999 Second Quarter.

                  SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
                        SIX MONTHS ENDED JUNE 30, 1998

      REVENUE. Revenue increased from $7.3 million for the six months ended June 30, 1998 (the "1998 Six Months") to $26.7 million for the six months ended June 30, 1999 (the "1999 Six Months"). This increase is primarily attributable to the fact that we derived revenue from 23 markets during the 1999 Six Months compared to 8 markets during the 1998 Six Months. In addition, each of our systems that generated revenue during the 1998 Six Months generated higher revenue during the 1999 Six Months. Revenue for the 1998 Six Months and 1999 Six Months included $5.2 million and $12.5 million, respectively, of revenue derived from resale of switched services and an aggregate of $2.1 million and $14.2 million (including $4.6 million of revenue related to reciprocal compensation during the 1999 Six Months), respectively, of revenue derived from on-net special access, private line and switched services. Although incumbent local exchange carriers, such as BellSouth, have generally withheld payments of amounts due for reciprocal compensation to competitive local exchange carriers such as the Company for calls to internet service providers and disputed the entitlement of competitive local exchange carriers to reciprocal compensation for such calls, we have determined to recognize amounts due to us for reciprocal compensation for such calls because we have concluded, based upon all of the facts and circumstances, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of such amounts is reasonably assured.

      NETWORK OPERATING COSTS. Network operating costs increased from $13.9 million in the 1998 Six Months to $44.1 million in the 1999 Six Months. This increase of $30.2 million was due primarily to the increase in the number of markets in which we operated in the 1999 Six Months and the related increases of $9.0 million in costs associated with providing resale services and leasing unbundled network element services, $8.6 million in personnel costs, $3.5 million in contracted network support costs, $2.6 million in consultant and professional services related costs, $1.3 million in reciprocal expense, $1.1 million in facility costs, and $4.1 million in other direct operating costs.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased from $9.2 million for the 1998 Six Months to $26.7 million for the 1999 Six Months. This increase of $17.5 million resulted primarily from increases of $9.3 million in personnel costs, $2.8 million in professional costs (consisting primarily of legal costs), $2.3 million in advertising costs, and $1.6 million in travel related expenses, along with increases in other marketing and general and administrative costs aggregating approximately $1.5 million.

      STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, increased from $6.2 million for the 1998 Six Months to $20.2 million for the 1999 Six Months. This increase primarily resulted from an increase in the estimated fair value of the Company's Common Stock as well as the grant of additional stock options during the period.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $2.1 million for the 1998 Six Months to $11.6 million for the 1999 Six Months primarily as a result of depreciation expense associated with the greater number of networks in commercial operation during the 1999 Six Months.

      OTHER EXPENSE. During the 1999 Second Quarter, the Company recorded a $4.3 million charge to other expense in connection with an unfavorable arbitration award. The net amount due under the terms of the award was paid in full in June 1999.

      INTEREST EXPENSE. Interest expense increased from $14.6 million in the 1998 Six Months to $26.0 million in the 1999 Six Months. The increase resulted primarily from the issuance of the Senior Notes during the 1999 Second Quarter, additional accretion on the Senior Discount Notes, and increased interest charges related to higher borrowings under the Senior Secured Credit Facility. The Company capitalized interest related to network construction projects of $1.4 million during the 1998 Six Months and $1.3 during the 1999 Six Months.

      NET LOSS. For the reasons stated above, net loss increased from $33.6 million for the 1998 Six Months to $103.2 million for the 1999 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred significant operating and net losses as a result of the development and operation of our networks. We expect that such losses will continue as we emphasize the development, construction and expansion of our networks and build our customer base. As a result, there will not be any cash provided by operations in the near future and we will need to fund the expansion of our networks. We have financed our operating losses and capital expenditures with equity invested by our founders, preferred stock placements, credit facility borrowings and the 12 1/2% Senior Discount Notes and 13 1/2% Senior Notes.

      In February 1999, we issued PIK Preferred Stock and warrants to purchase common stock for aggregate gross proceeds of $65.0 million to two purchasers. In April 1999, we issued additional shares of PIK Preferred Stock and warrants to purchase common stock to one additional purchaser for aggregate gross proceeds of $35.0 million.

      In February 1999, our subsidiary which owns the 14 additional networks currently under development, entered into a secured vendor financing facility with Lucent Technologies Inc. Under this Lucent Facility, our subsidiary will be permitted to borrow, subject to certain conditions, up to an aggregate of $600.0 million, primarily for the purchase from Lucent of switches and other telecommunications equipment. Currently, $250.0 million is available under this facility. The balance of $350.0 million will become available only upon (a) additional lenders agreeing to participate in the facility so that Lucent's own aggregate commitment does not exceed $250.0 million and (b) the Company satisfying certain other requirements, the most significant of which is the Company raising, and contributing to the subsidiary, at least $300.0 million from the sale of high yield debt or equity. As of June 30, 1999 the Company had no borrowings outstanding under this facility.

      On May 24, 1999, we issued $275.0 million in aggregate principal amount of 13 1/2% Senior Notes due 2009. Approximately $104.1 million of the net proceeds of this offering were used to purchase a portfolio of U.S. treasury securities that have been pledged to secure the first six scheduled interest payments on these notes.

      At June 30, 1999, the Company had $125.0 million of indebtedness outstanding under the Senior Secured Credit Facility, and had $125.0 million in borrowing capacity available under the Senior Secured Credit Facility, subject to certain conditions.

      Net cash provided by financing activities from borrowings and equity issuances was $332.1 million for the six months ended June 30, 1999. Our net cash used in operating and investing activities was $165.2 million for the six months ended June 30, 1999.

      We made capital expenditures of $170.7 million in the six months ended June 30, 1999. We currently plan to make additional capital expenditures of approximately $153.0 million during the remainder of 1999. Continued significant capital expenditures are expected to be made thereafter. The majority of these expenditures is expected to be made for network construction and the purchase of switches and related equipment to facilitate the offering of our services. In addition, we expect to continue to incur operating losses while we expand our business and build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

      At June 30, 1999, the Company had outstanding commitments aggregating approximately $114.0 million related to the purchase of fiber optic cable and telecommunications equipment as well as engineering services, principally under the Company's agreements with Lucent Technologies Inc.

      We believe that our cash, investments held for future capital expenditures and borrowings available under our Senior Secured Credit Facility and the Lucent Facility, together with the net proceeds from our April 1999 issuance of our PIK Preferred Stock and the May 1999 offering of our 13 1/2% Senior Notes will be sufficient to meet our liquidity needs for our initial 23 networks and the 14 additional networks currently under development and anticipated to be completed over the next 12 months, although we can give no assurance in this regard. Thereafter we will require additional financing. However, in the event that our plans change, the assumptions upon which our plans are based prove inaccurate, we expand or accelerate our business plan or we determine to consummate acquisitions, the foregoing sources of funds may prove insufficient to complete all of the networks, and we may be required to seek additional financing sooner than we currently expect. Additional sources of financing may include public or private equity or debt financings by the Company, capitalized leases and other financing arrangements.

      We can give no assurance that additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures. Such a failure could also limit our ability to make principal and interest payments on our indebtedness and meet our dividend and redemption obligations with respect to our preferred stock. The Company has no working capital or other credit facility under which it may borrow for working capital and other general purposes. We can give no assurance that such financing will be available to the Company in the future or that, if such financing were available, it would be available on terms and conditions acceptable to the Company.



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

      Although we do not presently anticipate a material business interruption as a result of the Year 2000 issue, the worst case scenario if all of our Year 2000 efforts fail would result in a daily loss of revenues of approximately $200,000 calculated based upon our current revenues.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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

      The following table provides information about the Company's significant financial instruments that are sensitive to changes in interest rates (in millions):


                                  Fair Value on                Future Principal Payments
                                  June 30, 1999    1999    2000    2001   2002   2003   Thereafter   Total
                                 -------------------------------------------------------------------------
Long-Term Debt

Fixed Rate:

Senior Discount Notes,
  interest payable at 12 1/2%,     $   271.8        --      --      --     --     --     $ 292.3   $292.3
  maturing 2008

Senior Notes,
  interest payable at
  13 1/2%, maturing 2009               275.0        --      --      --     --     --       275.0    275.0


Variable rate:

Senior Secured Credit Facility,
  interest variable at LIBOR plus 3
  3/4 % (8.81% at June 30,
  1999) (a)                            125.0        --      --      --    0.6    0.8       123.6    125.0
                                   ----------------------------------------------------------------------

Total                              $   671.8        --      --      --    $.6    0.8      $690.9   $692.3
                                   ======================================================================

(a) Interest rate is based on a variable rate, which at the Company's option, is determined by either a base rate or LIBOR, plus, in each case, a specified margin.

                         PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
        -----------------

      In ITEM 3 - LEGAL PROCEEDINGS of its Annual Report to the Commission on Form 10-K for the year ended December 31, 1998, the Company included a description of an arbitration proceeding between its subsidiary KMC Telecom Inc., and Wang Laboratories, Inc. (as successor to I-NET, Inc.). On June 1, 1999 the American Arbitration Association transmitted to the parties an Award of Arbitration in the proceeding. The award provides that KMC Telecom Inc. shall pay to Wang Laboratories, Inc. the sum of approximately $4.8 million (which amount includes pre-award interest) with interest thereon from the date of service of the award to the date of payment. KMC Telecom Inc.'s counterclaims were dismissed. The Company paid the award in full during June 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
        -----------------------------------------

     (a)  Not Applicable.

     (b)  Not Applicable.

     (c) On April 30,  1999,  we issued  units (the  "Units")  consisting  of an aggregate of 35,000 shares of Series E Senior Redeemable, Exchangeable PIK Preferred Stock, par value $.01 per share (the "Series E Preferred Stock") and an aggregate of 127,932 warrants (the "Warrants"), each to purchase 0.471756 shares of our Common Stock, par value $.01 per share, to an institutional investor for aggregate gross proceeds of $35.0 million.

      The sale of the Units was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. The offer and sale was made to only one institutional investor. In the Securities Purchase Agreement applicable to the transaction, such institutional investor made representations as to its investment intent. The Securities Purchase Agreement places substantial restrictions upon transfer of the securities and the certificates representing the securities have been legended to that effect. The Warrants issued as part of the Units entitle the holders of the Warrants to purchase an aggregate of 60,353 shares of Common Stock and are exercisable from February 4, 2000 through February 1, 2009 at a price of $.01 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        -------------------------------

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

      (a) By unanimous written consent, dated as of April 30, 1999, the holders of the Registrant's Common Stock, Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"), voting as a single class, approved and adopted an amendment to the Company's Amended and Restated Certificate of Incorporation to effect an increase in the aggregate number of authorized shares of the Registrant's capital stock from 3,748,800 to 4,128,800 shares, composed of an increase in the aggregate number of authorized shares of the Registrant's preferred stock from 748,800 to 1,128,800.

      (b) By unanimous written consent, dated as of April 30, 1999, the holders of the Registrant's Series A Preferred Stock, voting as a class, approved (A) a Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, par value $.01 per share, providing that the Series A Preferred Stock would rank junior to the Registrant's Series E Senior Redeemable, Exchangeable PIK Preferred Stock (the "Series E Preferred Stock") and the Registrant's Series F Senior Redeemable, Exchangeable PIK Preferred Stock (the "Series F Preferred Stock"), (B) a Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Preferred Stock providing that the Series E Preferred Stock would rank senior to the Series A Preferred Stock and the Series C Preferred Stock and increasing the number of authorized shares of the Registrant's preferred stock which are designated as Series E Preferred Stock from 175,000 to 575,000 shares (the "Series E Certificate of Amendment"), and (C) a Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Preferred Stock providing that the Series F Preferred Stock would rank senior to the Series A Preferred Stock and the Series C Preferred Stock (the "Series F Certificate of Amendment"), each as required by the Certificate of Designation governing the rights of the holders of the Series A Preferred Stock.

      (c) By unanimous written consent, dated as of April 30, 1999, the holders of the Registrant's Series C Preferred Stock, voting as a class, approved (a) a Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series C Cumulative Convertible Preferred Stock, par value $.01 per share, providing that the Series C Preferred Stock would rank junior to the Series E Preferred Stock and the Series F Preferred Stock, (B) the Series E Certificate of Amendment and (C) the Series F Certificate of Amendment, each as required by the Certificate of Designation governing the rights of the holders of the Series C Preferred Stock.

      (d) By unanimous written consent, dated as of April 30, 1999, the holders of the Registrant's Series E Preferred Stock, voting as a class, approved (A) the Series E Certificate of Amendment, (B) the Series F Certificate of Amendment, and (C) the issuance of 35,000 shares of the Series E Preferred Stock to an institutional investor, each as required by the Certificate of Designation governing the rights of the holders of the Series E Preferred Stock.

      (e) By unanimous written consent, dated as of April 30, 1999, the holders of the Registrant's Series F Preferred Stock, voting as a class, approved (A) the Series E Certificate of Amendment, (B) the Series F Certificate of Amendment and (C) the issuance of 35,000 shares of the Series E Preferred Stock to an institutional investor, each as required by the Certificate of Designation governing the rights of the holders of the Series F Preferred Stock.

      (f) The Annual Meeting of Stockholders of the Registrant was held on June 7, 1999. At the Annual Meeting, the following actions were taken:

      (i) The existing board of seven directors was re-elected in its entirety to hold office until the next Annual Meeting of Stockholders, or until their respective successors shall be elected and qualified, by a vote of the holders of the Registrant's Common Stock, Series A Preferred Stock and Series C Preferred Stock, voting as a single class. In this vote each share of Common Stock had one vote and each share of Series A Preferred Stock and Series C Preferred Stock had a number of votes equal to the number of shares of Common Stock into which it is convertible. The persons elected as directors were:

                  Harold N. Kamine
                  Michael A. Sternberg
                  William H. Stewart
                  John G. Quigley
                  Randall A. Hack
                  Richard H. Patterson
                  Gary E. Lasher

      The vote was as follows:

                       FOR        AGAINST        ABSTAINING
                    1,690,771        0             95,238

      (ii) The holders of the Registrant's Common Stock, Series A Preferred Stock and Series C Preferred Stock, voting as a single class, approved an amendment to the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates (the "KMC Holdings Stock Option Plan") previously approved and recommended by the board of directors, to increase the number of shares of Common Stock of the Company authorized to be granted pursuant to the KMC Holdings Stock Option Plan from 262,750 to 600,000. In this vote each share of Common Stock had one vote and each share of Series A Preferred Stock and Series C Preferred Stock had a number of votes equal to the number of shares of Common Stock into which it is convertible.

      The vote was as follows:

                      FOR          AGAINST        ABSTAINING
                    1,690,771         0             95,238

      (iii) The holders of the Registrant's Common Stock, Series A Preferred Stock and Series C Preferred Stock, voting as a single class, ratified the retention of Ernst & Young LLP as independent auditors of the Registrant for the fiscal year ending December 31, 1999. In this vote each share of common stock had one vote and each share of Series A Preferred Stock and Series C Preferred Stock had a number of votes equal to the number of shares of Common Stock into which it is convertible.

      The vote was as follows:

                      FOR          AGAINST        ABSTAINING
                    1,690,771         0             95,238

      (iv) The holders of the Registrant's Common Stock, Series A Preferred Stock and Series C Preferred Stock, voting as a single class, ratified all of the actions taken by the board of directors of the Registrant for the fiscal year beginning January 1, 1998 and ending December 31, 1998. In this vote each share of Common Stock had one vote and each share of Series A Preferred Stock and Series C Preferred Stock had a number of votes equal to the number of shares of Common Stock into which it is convertible.

      The vote was as follows:

                     FOR           AGAINST        ABSTAINING
                  1,499,377.5        0             292,631.5



ITEM 5. OTHER INFORMATION.
        -----------------

      Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

      (a)   Exhibits
            --------

      3.1 Certificate of Incorporation of KMC Telecom Holdings, Inc., as amended, dated as of April 30, 1999.

      3.2 Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, as amended, dated as of April 30, 1999.

      3.3 Certificate of the Powers, Designations, Preferences and Rights of the Series C Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, as amended, dated as of April 30, 1999.

      3.4 Certificate of the Powers, Designations, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, as amended, dated as of April 30, 1999.

      3.5 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable PIK Preferred Stock, as amended, dated as of April 30, 1999.

      3.6 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable PIK Preferred Stock, as amended, dated as of June 1, 1999.

      4.1 First Supplemental Indenture dated as of May 24, 1999 by and among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee.

      4.2 Securities Purchase Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc.

      4.3 Amendment No. 1 dated as of June 1, 1999, to Securities Purchase Agreement among KMC Telecom Holdings, Inc., First Union Investors, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc.

      4.4 Warrant Agreement dated as of April 30, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, First Union Investors, Inc, Harold N. Kamine and Nassau Capital Partners L.P.

      4.5 Warrant Registration Rights Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc.

      4.6   Amendment  No. 1 dated as of April 30, 1999 to Warrant  Registration
            Rights  Agreement  among  KMC  Telecom  Holdings,   Inc.,   Newcourt
            Commercial Finance Corporation and Lucent Technologies Inc.

      4.7 Amendment No. 1 dated as of April 30, 1999 to Warrant Agreement dated as of April 30, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, Newcourt Commercial Finance Corporation, Lucent Technologies Inc. and First Union Investors, Inc.

      4.8 Amendment No. 2 dated as of June 1, 1999 to Warrant Agreement among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, Newcourt Commercial Finance Corporation, Lucent Technologies Inc., Harold N. Kamine and Nassau Capital Partners L.P.

      4.9   Preferred Stock Registration Rights Agreement dated as of
            April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc.

      4.10  Amendment  No.  1  dated  as of  June 1,  1999  to  Preferred  Stock
            Registration Rights Agreement among KMC Telecom Holdings, Inc., First Union Investors, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies, Inc.

      4.11 Amendment No. 5 dated as of April 30, 1999 to the Amended and Restated Stockholders Agreement among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation, General Electric Capital Corporation, First Union National Bank, CoreStates Holdings, Inc. and KMC Telecommunications L.P.

      4.12 Amendment No. 6 dated as of June 1, 1999 to the Amended and Restated Stockholders Agreement among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation, General Electric Capital Corporation, First Union National Bank, KMC Telecommunications L.P. and CoreStates Holdings, Inc.

      10.1 Amendment No. 1 made as of June 7, 1999 to 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc.
            and Affiliates.

      27.1  Financial Data Schedule.

      (b)   Reports on Form 8-K
            -------------------

      (b)(i) A report on Form 8-K was filed by the Registrant on April 28, 1999 pursuant to Item 5 thereof reporting its unaudited financial results for the three month period ended March 31, 1999. Such financial results were disclosed in a Press Release, dated April 28, 1999, filed as an exhibit to such report.

      (b)(ii) A report on Form 8-K was filed by the Company on June 10, 1999 pursuant to Item 5 thereof reporting the results of an arbitration proceeding previously disclosed in Item 3 - "Legal Proceedings" of its Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August  13, 1999



                                      KMC TELECOM HOLDINGS, INC.
                                             (Registrant)



                                      By: /s/     Michael A. Sternberg
                                         ------------------------------
                                      Michael A. Sternberg
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



                                      By: /s/    James D. Grenfell
                                         -------------------------------
                                      James D. Grenfell
                                      Executive Vice President, Chief
                                      Financial Officer and Secretary
                                      (Principal Financial Officer)

EXHIBIT INDEX

    NO.   DESCRIPTION
    --    -----------

    3.1 Certificate of Incorporation of KMC Telecom Holdings, Inc., as amended, dated as of April 30, 1999.

    3.2 Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, as amended, dated as of April 30, 1999.

    3.3 Certificate of the Powers, Designations, Preferences and Rights of the Series C Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, as amended, dated as of April 30, 1999.

    3.4 Certificate of the Powers, Designations, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, as amended, dated as of April 30, 1999.

    3.5 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable PIK Preferred Stock, as amended, dated as of April 30, 1999.

    3.6 Certificate of Amendment of the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable PIK Preferred Stock, as amended, dated as of June 1, 1999.

    4.1 First Supplemental Indenture dated as of May 24, 1999 by and among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee.

    4.2 Securities Purchase Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc.

    4.3 Amendment No. 1 dated as of June 1, 1999, to Securities Purchase Agreement among KMC Telecom Holdings, Inc., First Union Investors, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc.

    4.4 Warrant Agreement dated as of April 30, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, First Union Investors, Inc, Harold N. Kamine and Nassau Capital Partners L.P.

    4.5 Warrant Registration Rights Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc.

    4.6   Amendment  No. 1 dated as of April 30, 1999 to Warrant  Registration
          Rights  Agreement  among  KMC  Telecom  Holdings,   Inc.,   Newcourt
          Commercial Finance Corporation and Lucent Technologies Inc.

    4.7 Amendment No. 1 dated as of April 30, 1999 to Warrant Agreement dated as of April 30, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, Newcourt Commercial Finance Corporation, Lucent Technologies Inc. and First Union Investors, Inc.

    4.8 Amendment No. 2 dated as of June 1, 1999 to Warrant Agreement among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, Newcourt Commercial Finance Corporation, Lucent Technologies Inc., Harold N. Kamine and Nassau Capital Partners L.P.

    4.9   Preferred Stock Registration Rights Agreement dated as of
          April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc.

    4.10  Amendment  No.  1  dated  as of  June 1,  1999  to  Preferred  Stock
          Registration Rights Agreement among KMC Telecom Holdings, Inc., First Union Investors, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies, Inc.

    4.11 Amendment No. 5 dated as of April 30, 1999 to the Amended and Restated Stockholders Agreement among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation, General Electric Capital Corporation, First Union National Bank, CoreStates Holdings, Inc. and KMC Telecommunications L.P.

    4.12 Amendment No. 6 dated as of June 1, 1999 to the Amended and Restated Stockholders Agreement among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation, General Electric Capital Corporation, First Union National Bank, KMC Telecommunications L.P. and CoreStates Holdings, Inc.

    10.1 Amendment No. 1 made as of June 7, 1999 to 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc.
          and Affiliates.

    27.1  Financial Data Schedule.