Form 10-Q
period 1999-09-30
KMC TELECOM HOLDINGS INC
filed 1999-11-12
CIK 1059851

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                             OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  --------------------

COMMISSION FILE NUMBER:  333-50475

                           KMC TELECOM HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  22-3545325
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
         Common Stock, par value $0.01                852,676 shares,
         per share.                                   as of  November 12, 1999

--------------------------------------------------------------------------------

                           KMC TELECOM HOLDINGS, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                       PAGE NO.
-------     ---------------------                                       --------

ITEM 1.    Financial Statements

           Unaudited Condensed Consolidated Balance Sheets,
              December 31, 1998 and September 30, 1999......................   2

           Unaudited Condensed Consolidated Statements of Operations,
              Three Months Ended September 30, 1998 and 1999
              and Nine Months Ended September 30, 1998 and 1999 ............   3

           Unaudited Condensed Consolidated Statements of Cash Flows,
              Nine Months Ended September 30, 1998 and 1999.................   4

           Notes to Unaudited Condensed Consolidated Financial Statements...   5

ITEM 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  14

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.......  21

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 1.    Legal Proceedings................................................  22

ITEM 2.    Changes in Securities and Use of Proceeds........................  22

ITEM 3.    Defaults Upon Senior Securities..................................  22

ITEM 4.    Submission of Matters to a Vote of Security Holders..............  22

ITEM 5.    Other Information................................................  22

ITEM 6.    Exhibits and Reports on Form 8-K.................................  22

SIGNATURES..................................................................  24

                         PART I - FINANCIAL INFORMATION


                           KMC TELECOM HOLDINGS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    DECEMBER 31,      SEPTEMBER 30,
                                                                                        1998              1999
                                                                                   ---------------  ------------------

ASSETS
Current assets:
   Cash and cash equivalents....................................................       $   21,181          $   21,207
   Restricted investments.......................................................                -              37,125
   Accounts receivable, net of allowance for doubtful accounts of $350 and
      $2,095 in 1998 and 1999, respectively                                                 7,539              23,810
   Prepaid expenses and other current assets....................................            1,315               1,076
                                                                                   ---------------  ------------------


Total current assets............................................................           30,035              83,218
Investments held for future capital expenditures................................           27,920              75,000
Long term restricted investments................................................                -              68,348
Networks and equipment, net.....................................................          224,890             426,782
Intangible assets, net..........................................................            2,829               2,985
Deferred financing costs, net...................................................           20,903              40,045
Other assets....................................................................            4,733               1,118
                                                                                   ---------------  ------------------


                                                                                       $  311,310         $   697,496
                                                                                   ===============  ==================

LIABILITIES,   REDEEMABLE  AND   NONREDEEMABLE   EQUITY   (DEFICIENCY)   Current
liabilities:
   Accounts payable.............................................................       $   21,052          $   33,232
   Accrued expenses.............................................................           10,374              49,109
   Notes payable................................................................                -             125,000
                                                                                   ---------------  ------------------
Total current liabilities.......................................................           31,426             207,341
Notes payable...................................................................           41,414                   -
Senior discount notes payable...................................................          267,811             292,161
Senior notes payable............................................................                -             275,000
                                                                                   ---------------  ------------------
Total liabilities...............................................................          340,651             774,502
Commitments and contingencies
Redeemable equity:
   Senior  redeemable,  exchangeable,  PIK preferred  stock,  par value $.01 per share;  authorized:  -0- shares in 1998, 630 shares in 1999; shares issued and outstanding:
        Series E, - 0 - shares in 1998 and 63 shares in 1999 ($62,681
        liquidation preference).................................................                -              48,130
        Series F, - 0 - shares in 1998 and 43 shares in 1999 ($42,599
        liquidation preference).................................................                -              39,143
  Redeemable  cumulative  convertible  preferred stock, par value $.01 per share
      499 shares authorized; shares issued and outstanding:
        Series A, 124 shares in 1998 and 1999 ($12,380 liquidation preference)..           30,390              50,813
        Series C, 175 shares in 1998 and 1999 ($17,500 liquidation preference)..           21,643              30,727
   Redeemable common stock, 224 shares issued and outstanding...................                               27,459
                                                                                           22,305
   Redeemable common stock warrants.............................................              674              11,664
                                                                                   ---------------  ------------------


Total redeemable equity.........................................................           75,012             207,936
                                                                                   ---------------  ------------------
Nonredeemable equity (deficiency):
   Common stock, par value  $.01 per share; 3,000 shares authorized, 614 shares
      and 629 shares issued and outstanding in 1998 and 1999, respectively......                                    6
                                                                                                6
   Additional paid-in capital...................................................           13,750                   -
   Unearned compensation........................................................          (5,824)             (6,227)
   Accumulated deficit..........................................................        (112,285)           (278,721)

                                                                                   ---------------  ------------------
Total nonredeemable equity (deficiency).........................................        (104,353)           (284,942)
                                                                                   ---------------  ------------------

                                                                                       $  311,310         $   697,496
                                                                                   ===============  ==================

                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                         ----------------------------------  ---------------------------------
                                                              1998              1999              1998              1999
                                                         ----------------  ----------------  ----------------  ---------------
Revenue................................................        $   6,250         $   15,572       $   13,588       $    42,284
Operating expenses:
   Network operating costs.............................           10,658             31,154           24,577            75,209
   Selling, general and administrative.................            6,081             14,956           15,301            41,680
   Stock option compensation expense...................              398            (6,961)            6,594            13,240
   Depreciation and amortization.......................            3,142              7,593            5,198            19,230
                                                          ----------------  ----------------  ----------------  ---------------
      Total operating expenses.........................           20,279             46,742           51,670           149,359
                                                          ----------------  ----------------  ----------------  ---------------

Loss from operations...................................          (14,029)                            (38,082)        (107,075)
                                                                                   (31,170)
Other expense..........................................                 -                 -                 -          (4,297)
Interest income........................................
                                                                    5,330             3,980            10,349            7,035
Interest expense.......................................          (11,407)          (21,834)          (25,970)         (47,848)
                                                          ----------------  ----------------  ----------------  ---------------
Net loss...............................................          (20,106)          (49,024)          (53,703)        (152,185)

Dividends and accretion on redeemable preferred stock..           (4,117)             1,330          (14,157)         (42,085)
                                                          ----------------  ----------------  ----------------  ---------------
Net loss applicable to common shareholders.............       $  (24,223)       $ ( 47,694)       $  (67,860)      $ (194,270)
                                                          ================  ================  ================  ===============



Net loss per common share..............................       $   (28.91)       $   (55.93)       $   (81.94)      $  (228.20)
                                                          ================  ================  ================  ===============


Weighted average number of common shares outstanding.            837,876           852,676           828,181          851,321
                                                          ================  ================  ================  ===============


                                                      See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   ---------------------------------
                                                                                        1998             1999
                                                                                   ---------------  ----------------

OPERATING ACTIVITIES
Net loss........................................................................      $  (53,703)       $ (152,185)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization................................................            5,198            19,230
   Non-cash interest expense....................................................           22,774            40,174
   Non-cash stock option compensation expense...................................            6,593            13,240
   Changes in assets and liabilities:
      Accounts receivable.......................................................          (3,941)          (16,271)
      Prepaid expenses and other current assets.................................            (354)               239
      Other assets..............................................................            (584)             1,065
      Accounts payable..........................................................          (2,653)            14,707
      Accrued expenses..........................................................            3,571            12,585
      Due from affiliate........................................................             (47)                 -
                                                                                   ---------------  ----------------
Net cash used in operating activities...........................................         (23,146)          (67,216)
                                                                                   ---------------  ----------------

INVESTING ACTIVITIES
Construction of networks and purchases of equipment.............................         (90,938)         (216,508)
Acquisitions of franchises, authorizations and related assets...................          (1,100)           (1,221)
Deposit on purchases of equipment...............................................          (3,055)                 -
Purchases of investments, net...................................................         (90,000)          (47,080)
                                                                                   ---------------  ----------------
Net cash used in investing activities...........................................        (185,093)         (264,809)
                                                                                   ---------------  ----------------

FINANCING ACTIVITIES
Repayment of notes payable......................................................         (20,801)                 -
Proceeds from issuance of preferred stock and related warrants, net of issuance
   costs........................................................................                -            91,235
Proceeds from issuance of common stock and warrants, net of issuance costs .....           10,000                 -
Proceeds from exercise of stock options.........................................                -               333
Proceeds from issuance of senior discount notes, net of issuance costs..........          236,369                 -
Proceeds from issuance of senior notes, net of issuance costs and purchase of
   portfolio of restricted investments..........................................                -           159,942
Proceeds from senior secured credit facility, net of issuance costs.............                -            82,770
Issuance costs of Lucent facility...............................................                -           (2,229)
Dividends on preferred stock of subsidiary......................................            (592)                 -
                                                                                   ---------------  ----------------
Net cash provided by financing activities.......................................          224,976           332,051
                                                                                   ---------------  ----------------

Net increase in cash and cash equivalents.......................................           16,737                26
Cash and cash equivalents, beginning of period..................................           15,553            21,181
                                                                                   ---------------  ----------------

Cash and cash equivalents, end of period........................................        $  32,290         $  21,207
                                                                                   ===============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of amounts capitalized............         $  3,274         $   5,751
                                                                                   ===============  ================

                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.   BASIS OF PRESENTATION AND ORGANIZATION

         KMC Telecom Holdings, Inc. and its subsidiaries, KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., and KMC Investments, Inc. are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

         On July 1, 1999, the Company acquired all of the membership interests of KMC Services LLC from Harold N. Kamine, the Chairman of our Board of Directors, for nominal consideration. KMC Services LLC was formed to provide services to the Company and its customers, initially offering a leasing program for equipment physically installed at a customer's premises. The acquisition was accounted for as a combination of entities under common control, and no changes were made to the historical cost basis of KMC Services LLC's assets. Accordingly, during the second quarter of 1999, the Company reduced the carrying value of its $709,000 loan receivable from KMC Services LLC to an amount equal to the value of KMC Services LLC's net assets at the acquisition date. KMC Services LLC has been consolidated with the Company since July 1, 1999.

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


2.   INVESTMENTS HELD FOR FUTURE CAPITAL EXPENDITURES

         The Company has designated certain amounts as investments held for future capital expenditures. As of September 30, 1999, the Company's investments held for future capital expenditures consisted of cash equivalents (bank term deposits and commercial paper with maturities of less than 90 days) of $69.8 million and debt securities (US government obligations and commercial bonds due within 1 year) of $5.2 million. All debt securities have been designated by the Company as held-to-maturity. Accordingly, such securities are recorded in the accompanying financial statements at amortized cost. At September 30, 1999, the carrying value of such held-to-maturity debt securities approximated their fair value.

3.   NETWORKS AND EQUIPMENT

         Networks and equipment are comprised of the following (in thousands):

                                               DECEMBER 31,      SEPTEMBER 30,
                                                   1998               1999
                                            -----------------  -----------------
Fiber optic systems......................    $        99,502          $ 138,577
Telecommunications equipment.............            115,769            162,011
Furniture and other......................              7,340             19,209
Leasehold improvements...................              1,177              1,555
Construction-in-progress.................             11,770            132,703
                                            -----------------  -----------------
                                                     235,558            454,055
Less accumulated depreciation............            (10,668)           (27,273)
                                            -----------------  -----------------
                                             $       224,890          $ 426,782
                                            =================  =================


         Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks for the nine months ended September 30, 1998 and 1999 amounted to $2.9 million and $3.5 million, respectively.


4.   INTANGIBLE ASSETS

         Intangible assets are comprised of the following (in thousands):

                                               DECEMBER 31,      SEPTEMBER 30,
                                                   1998               1999
                                              ----------------  ----------------
Franchise costs..........................      $        1,690        $    1,672
Authorizations and rights-of-way.........               1,455             1,965
Building access agreements and other.....               1,062               697
                                              ----------------  ----------------
                                                        4,207             4,334
Less accumulated amortization............              (1,378)           (1,349)
                                              ----------------  ----------------
                                               $        2,829        $    2,985
                                              ================  ================



5.   ACCRUED EXPENSES

         Accrued expenses are comprised of the following (in thousands):

                                                   DECEMBER 31,    SEPTEMBER 30,
                                                       1998            1999
                                                  --------------  --------------
Accrued compensation...........................   $      4,138        $  10,721
Deferred revenue...............................          1,187            2,934
Accrued costs related to financing activities..            380            8,423
Accrued interest payable.......................            162           17,502
Accrued cost of sales..........................            565            2,549
Other accrued expenses.........................          3,942            6,980
                                                  ============== ===============
                                                  $     10,374        $  49,109
                                                  ============== ===============

6.   LUCENT LOAN AND SECURITY AGREEMENT

LUCENT LOAN AND SECURITY AGREEMENT

         KMC Telecom III entered into a Loan and Security Agreement (the "Lucent Facility") dated February 4, 1999 with Lucent Technologies Inc. ("Lucent") which provides for borrowings to be used to fund the acquisition of certain telecommunications equipment and related expenses. The Lucent Facility provides for an aggregate commitment of up to $600 million, of which $250 million is currently available to purchase Lucent products. Further, up to an additional $350 million will be available upon (a) additional lenders participating in the Lucent Facility and making commitments to make loans so that Lucent's aggregate commitment does not exceed $250 million and (b) the Company satisfying certain other requirements, the most significant of which is KMC Holdings raising and contributing at least $300 million in high yield debt or equity (other than disqualified stock) to KMC Telecom III. The Lucent Facility places certain restrictions upon KMC Telecom III's ability to purchase non-Lucent equipment with proceeds from such facility. At September 30, 1999, no amounts had been borrowed under the Lucent Facility.

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

         Loans borrowed under the Lucent Facility amortize in amounts based upon the following percentages of the aggregate amount of the loans drawn under the Lucent Facility:

                       PAYMENT DATES                        AMORTIZATION
            --------------------------------------       -------------------

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

  WAIVER AND AMENDMENTS TO FINANCIAL COVENANTS

         The Company obtained a waiver of compliance, for the quarter ended September 30, 1999, with certain financial covenants (related to revenue and EBITDA) contained in the Senior Secured Credit Facility (for a description of the Senior Secured Credit Facility, see Note 6 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998). In addition, the EBITDA covenant was amended for the fourth quarter of 1999 to a level which the Company expects to achieve.

         The Company has received a signed commitment from Lucent to refinance the existing Lucent Facility upon terms which would involve the provision of additional funding to the Company and the resetting of the financial covenants for periods after the fourth quarter of 1999. The Company is currently engaged in discussions with the agents for the lenders under the Senior Secured Credit Facility which presently contemplate comparable amendments to the financial covenants in the Senior Secured Credit Facility. The Company believes that these negotiations will lead to definitive agreements during the first quarter of 2000. If, however, the Company is not successful in completing the negotiations as presently contemplated and amending the financial covenants in the Senior Secured Credit Facility and the Lucent Facility, the Company is likely to fail to comply with one or more of the covenants presently contained in those facilities for the quarter ended March 31, 2000, which failure, unless waived, would constitute a default under those credit facilities. Given that, as of this date, the Company has not yet signed definitive agreements with Lucent and the agents for the lenders under the Senior Secured Credit Facility implementing the foregoing refinancings, under applicable financial accounting standards, the Company was required to reclassify the $125 million outstanding at September 30, 1999 under the Senior Secured Credit Facility as current liabilities in the accompanying balance sheet. If, as expected, the Company successfully completes the contemplated refinancings of the Senior Secured Credit Facility and Lucent Facility prior to the issuance of its financial statements for the year ended
December 31, 1999, the applicable accounting standards will permit it to classify the amounts outstanding under the Senior Secured Credit Facility as long-term debt in its balance sheet as of December 31, 1999. A covenant default under the Senior Secured Credit Facility or the Lucent Facility is not an automatic default under the Company's other outstanding indebtedness but, under certain circumstances, may become one, depending upon the actions of the lenders under the Senior Secured Credit Facility and Lucent Facility.


7.   INTEREST RATE SWAP AGREEMENT

         The Company has entered into an interest rate swap agreement with a commercial bank to reduce the impact of changes in interest rates on its outstanding variable rate debt. The agreement effectively fixes the Company's interest rate on the $125 million of outstanding variable rate borrowings under the Senior Secured Credit Facility due 2007. The interest rate swap agreement terminates in April 2004. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty.


8.   PREFERRED STOCK AND WARRANT ISSUANCES

SERIES E PREFERRED STOCK

         On February 4, 1999, the Company issued 25,000 shares of Series E Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series E Preferred Stock") to Newcourt Commercial Finance Corporation ("Newcourt Finance"),
generating aggregate gross proceeds of $22.9 million. On April 30, 1999, the Company issued an additional 35,000 shares of Series E Preferred Stock for gross proceeds of $25.9 million. The Series E Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. On or before January 15, 2004, the Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series E Preferred Stock. After January 15, 2004, dividends must be paid in cash, subject to certain conditions. Unpaid dividends accrue at the dividend rate of the Series E Preferred Stock, compounded quarterly. On April 15, 1999 and July 15, 1999, the Company issued 695 shares and 1,986 shares, respectively, of Series E Preferred Stock to pay the dividends due for such periods.

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

SERIES F PREFERRED STOCK

         On February 4, 1999, the Company issued 40,000 shares of Series F Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series F Preferred Stock") to Lucent and Newcourt Finance, generating aggregate gross proceeds of

$38.9 million. The Series F Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. The Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series F Preferred Stock. On April 15, 1999 and July 15, 1999, the Company issued 1,112 shares and 1,486 shares, respectively, of Series F Preferred Stock to pay the dividends due for such period.

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


9. SERVICE REVENUES

         The Company provides on-net switched and dedicated services and resells switched services previously purchased from the incumbent local exchange carrier. On-net services include both services provided through direct connections to our own networks and services provided by means of unbundled network elements leased from the incumbent local exchange carrier.

         The Company's service revenues consist of the following (in thousands):


                         THREE MONTHS ENDED              NINE MONTHS ENDED
                            SEPTEMBER 30,                  SEPTEMBER 30,
                      --------------------------    ----------------------------
                        1998            1999           1998            1999
                      ----------     -----------    -----------    -------------
On-net..............   $ 2,125        $ 9,693        $ 4,240         $ 23,992
Resale..............     4,125          5,879          9,348           18,292
                      ----------     -----------    -----------    -------------
Total...............   $ 6,250        $15,572       $ 13,588         $ 42,284
                      ==========     ===========    ===========    =============


10.  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

         As of September 30, 1999, the Company has outstanding commitments aggregating approximately $92.8 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers.

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

         The redeemable preferred stock, redeemable common stock and redeemable common stock warrants, which are subject to the stockholders agreement, are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At September 30, 1999, the aggregate redemption value of the redeemable equity was approximately $235 million, reflecting per share redemption amounts of $897 for the Series A Preferred Stock, $352 for the Series C Preferred Stock and $185 for the redeemable common stock and redeemable common stock warrants.


11.  NET LOSS PER COMMON SHARE

         The following table sets forth the computation of net loss per common share-basic (in thousands, except share and per share amounts):

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                        ----------------------------------  ---------------------------------
                                                             1998              1999              1998              1999
                                                        ----------------  ----------------  ----------------  ---------------
Numerator:
   Net loss..........................................      $   (20,106)      $   (49,024)      $   (53,703)     $  (152,185)

Dividends and accretion on redeemable preferred stock           (4,117)            1,330           (14,157)         (42,085)
                                                        ----------------  ----------------  ----------------  ---------------
   Numerator for net loss per common share - basic...      $   (24,223)      $  ( 47,694)      $   (67,860)     $  (194,270)
                                                        ================  ================  ================  ===============

Denominator:
     Denominator for net loss per common share -
   weighted average number of common shares
   outstanding..........................................       837,876           852,676           828,181          851,321
                                                        ================  ================  ================  ===============


Net loss per common share - basic....................      $   (28.91)       $   (55.93)       $   (81.94)     $   (228.20)
                                                        ================  ================  ================  ===============


         Options and warrants to purchase an aggregate of 373,135 and 483,273 shares of common stock were outstanding as of September 30, 1998 and 1999, respectively, but a computation of diluted net loss per common share has not been presented, as the effect would be anti-dilutive.


12.  LOUISIANA RECIPROCAL REVENUE

         During 1998 and the first nine months of 1999 the Company recognized revenue which it believed was due from incumbent local exchange carriers for terminating local traffic of Internet service providers (ISPs). The Company determined to recognize this revenue because, based upon all of the facts and circumstances known at the time, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of those amounts was reasonably assured. On October 13, 1999, however, the Louisiana Public Service Commission ruled that local traffic to ISPs in Louisiana is not eligible for reciprocal compensation. As a result of that ruling, the Company determined that it could no longer conclude that realization of amounts attributable to termination of local calls to ISPs in Louisiana was reasonably assured. Accordingly, an adjustment was recorded to reduce revenue in the 1999 Third Quarter, which reversed all reciprocal revenue recognized related to ISP traffic in Louisiana for the entire year of 1998 and the first nine months of 1999. The adjustment amounted to $4.4 million, of which

$1.1 million relates to the year ended December 31, 1998 and $3.3 million relates to the nine months ended September 30, 1999.

         The Company has been advised by its regulatory counsel that this decision appears to be well out of the mainstream on the issue. To date, Louisiana is the only state which has rendered a decision, pursuant to an existing agreement, that has permitted an incumbent local exchange carrier to use a competitive local exchange carriers' facilities to complete calls without compensation to the competitive local exchange carrier. Thirty-three other states have ruled that the originating carrier must compensate the terminating carrier for such use. Many of these decisions have been affirmed by state and federal courts on appeal and none have been reversed. The Company intends to appeal the decision to the appropriate authority.

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

                THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE. Revenue increased from $6.3 million for the three months ended September 30, 1998 (the "1998 Third Quarter") to $15.6 million for the three months ended September 30, 1999 (the "1999 Third Quarter"). This increase is primarily attributable to the fact that we derived revenues from 23 markets during the 1999 Third Quarter compared to 11 markets during the 1998 Third Quarter. During 1998 and the first nine months of 1999 we recognized revenue which we believed was due to us from incumbent local exchange carriers for terminating local traffic of Internet service providers (ISPs). We determined to recognize this revenue because we concluded, based upon all of the facts and circumstances known to us at the time, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of those amounts was reasonably assured. On October 13, 1999, however, the Louisiana Public Service Commission ruled that local traffic to ISPs in Louisiana is not eligible for reciprocal compensation. As a result of that ruling, we determined that we could no longer conclude that realization of amounts attributable to termination of local calls to ISPs in Louisiana was reasonably assured. Accordingly, we recorded an adjustment to reduce revenue in the 1999 Third Quarter, which reversed all reciprocal revenue recognized related to ISP traffic in Louisiana for the entire year of 1998 and the first nine months of 1999. The adjustment amounted to $4.4 million, of which $1.1 million relates to the year ended December 31, 1998 and $3.3 million relates to the nine months ended September 30, 1999.

         Excluding the effect of the adjustment, revenue for the 1999 Third Quarter would have been $20.0 million, including $4.7 million of revenue related to reciprocal compensation. With the exception of our two Louisiana systems, which are affected by the Louisiana Public Service Commission's reciprocal compensation decision, each of our systems that generated revenue during the 1998 Third Quarter generated higher revenue during the 1999 Third Quarter. Excluding the effect of the adjustment, our two systems located in Louisiana also generated higher revenue during the 1999 Third Quarter than during the 1998 Third Quarter.

         Revenue for the 1998 Third Quarter and 1999 Third Quarter included $4.2 million and $5.9 million, respectively, of revenue derived from resale of switched services and an aggregate of $2.1 million and $9.7 million (including, after giving effect to the $4.4 million adjustment for Louisiana, $0.3 million of revenue related to reciprocal compensation during the 1999 Third Quarter), respectively, of revenue derived from on-net special access, private line and switched services.

         Although incumbent local exchange carriers, such as BellSouth, have generally withheld payments of amounts due for reciprocal compensation to competitive local exchange carriers such as the Company for calls to ISPs and disputed the entitlement of competitive local exchange carriers to reciprocal compensation for such calls in jurisdictions other than Louisiana as well, we have determined to continue to recognize amounts due to us for reciprocal compensation for such calls in jurisdictions other than Louisiana because we have concluded, based upon all of the facts and circumstances, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of such amounts is reasonably assured.

         NETWORK OPERATING COSTS. Network operating costs increased from $10.7 million in the 1998 Third Quarter to $31.2 million in the 1999 Third Quarter. This increase of $20.5 million was due primarily to the increase in the number of markets in which we operated in the 1999 Third Quarter and the related increases of $5.0 million in personnel costs, $4.8 million in costs associated with providing resale services and leasing unbundled network element services, $2.5 million in consultant and professional services related costs, $1.8 million in contracted network support costs, $1.4 million in reciprocal expense, $700,000 in telecommunications costs, $700,000 in facility costs, and $3.6 million in other direct operating costs.

         Costs associated with providing on-net switched services were greater than revenue generated from on-net switched services because we hired personnel and staffed local offices prior to generating revenue and obtaining sufficient revenue volume to cover such fixed operating costs.

         Costs associated with providing resale services were greater than the revenues generated from these services because of narrow discounts provided by the incumbent local exchange carriers and because initial installation charges by the incumbent local exchange carrier to us are greater than our installation charges to our customers. Initially, resale has been used as an interim strategy for us to create a backlog of customers to be transitioned to our on-net switched facilities as our own switches become commercially operational. We now have switches in commercial operation in 23 markets. We are in the process of transitioning the majority of our resale customers to on-net switched services, but this can be a time-consuming task.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $6.1 million for the 1998 Third Quarter to $15.0 million for the 1999 Third Quarter. This increase of $8.9 million resulted primarily from increases of $6.4 million in personnel costs, $1.2 million in professional costs (consisting primarily of legal costs), $800,000 in travel related expenses and $100,000 in advertising costs, along with increases in other marketing and general and administrative costs aggregating approximately $400,000.

         STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, decreased from $398,000 for the 1998 Third Quarter to a credit of $7.0 million for the 1999 Third Quarter. This decrease primarily resulted from a decrease in the estimated fair value of the Company's Common Stock.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $3.1 million for the 1998 Third Quarter to $7.6 million for the 1999 Third Quarter primarily as a result of depreciation expense associated with the greater number of networks in commercial operation during the 1999 Third Quarter.

         INTEREST EXPENSE. Interest expense increased from $11.4 million in the 1998 Third Quarter to $21.8 million in the 1999 Third Quarter. The increase resulted primarily from the issuance of the Senior Notes in May 1999, additional accretion on the Senior Discount Notes and increased interest charges related to higher borrowings under the Senior Secured Credit Facility. The Company capitalized interest related to network construction projects of $1.5 million during the 1998 Third Quarter and $2.2 million during the 1999 Third Quarter.

         NET LOSS. For the reasons stated above, net loss increased from $20.1 million for the 1998 Third Quarter to $49.0 million for the 1999 Third Quarter.

                NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE. Revenue increased from $13.6 million for the nine months ended September 30, 1998 (the "1998 Nine Months") to $42.3 million for the nine months ended September 30, 1999 (the "1999 Nine Months"). This increase is primarily attributable to the fact that we derived revenue from 23 markets during the 1999 Nine Months compared to 11 markets during the 1998 Nine Months. During 1998 and the first nine months of 1999 we recognized revenue which we believed was due to us from incumbent local exchange carriers for terminating local traffic of ISPs. We determined to recognize this revenue because we concluded, based upon all of the facts and circumstances known to us at the time, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of those amounts was reasonably assured. On October 13, 1999, however, the Louisiana Public Service Commission ruled that local traffic to ISPs in Louisiana is not eligible for reciprocal compensation. As a result of that ruling, we determined that we could no longer conclude that realization of amounts attributable to termination of local calls to ISPs in Louisiana was reasonably assured. Accordingly, we recorded an adjustment to reduce revenue in the 1999 Third Quarter, which reversed all reciprocal revenue recognized related to ISP traffic in Louisiana for the entire year of 1998 and the first nine months of 1999. The adjustment amounted to $4.4 million, of which $1.1 million relates to the year ended December 31, 1998 and $3.3 million relates to the nine months ended September 30, 1999.

         Excluding the effect of the adjustment, revenue for the 1999 Nine Months would have been $46.7 million, including $9.2 million of revenue related to reciprocal compensation. Each of our systems that generated revenue during the 1998 Nine Months generated higher revenue during the 1999 Nine Months.

         Revenue for the 1998 Nine Months and 1999 Nine Months included $9.4 million and $18.3 million, respectively, of revenue derived from resale of switched services and an aggregate of $4.2 million and $24.0 million (including, after giving effect to the $4.4 million adjustment for Louisiana, $4.8 million of revenue related to reciprocal compensation during the 1999 Nine Months), respectively, of revenue derived from on-net special access, private line and switched services.

         Although incumbent local exchange carriers, such as BellSouth, have generally withheld payments of amounts due for reciprocal compensation to competitive local exchange carriers such as the Company for calls to ISPs and disputed the entitlement of competitive local exchange carriers to reciprocal compensation for such calls in jurisdictions other than Louisiana as well, we have determined to continue to recognize amounts due to us for reciprocal compensation for such calls in jurisdictions other than Louisiana, because we have concluded, based upon all of the facts and circumstances, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of such amounts is reasonably assured.

         NETWORK OPERATING COSTS. Network operating costs increased from $24.6 million in the 1998 Nine Months to $75.2 million in the 1999 Nine Months. This increase of $50.6 million was due primarily to the increase in the number of markets in which we operated in the 1999 Nine Months and the related increases of $13.4 million in personnel costs, $12.4 million in costs associated with providing resale services and leasing unbundled network element services, $5.4 million in contracted network support costs, $5.1 million in consultant and professional services related costs, $2.7 million in reciprocal expense, $1.8 million in facility costs, $1.5 million in telecommunications costs, and $8.3 million in other direct operating costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $15.3 million for the 1998 Nine Months to $41.7 million for the 1999 Nine Months. This increase of $26.4 million resulted primarily from increases of $15.6 million in personnel costs, $4.0 million in professional costs (consisting primarily of legal costs), $2.4 million in travel related expenses, and $400,000 in advertising costs, along with increases in other marketing and general and administrative costs aggregating approximately $4.0 million.

         STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, increased from $6.6 million for the 1998 Nine Months to $13.2 million for the 1999 Nine Months. This increase primarily resulted from an increase in the estimated fair value of the Company's Common Stock.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $5.2 million for the 1998 Nine Months to $19.2 million for the 1999 Nine Months primarily as a result of depreciation expense associated with the greater number of networks in commercial operation during the 1999 Nine Months.

         OTHER EXPENSE. During the second quarter of 1999, the Company recorded a $4.3 million charge to other expense in connection with an unfavorable arbitration award. The net amount due under the terms of the award was paid in full in June 1999.

         INTEREST EXPENSE. Interest expense increased from $26.0 million in the 1998 Nine Months to $47.8 million in the 1999 Nine Months. The increase resulted primarily from the issuance of the Senior Notes in May 1999, additional accretion on the Senior Discount Notes, and increased interest charges related to higher borrowings under the Senior Secured Credit Facility. The Company capitalized interest related to network construction projects of $2.9 million during the 1998 Nine Months and $3.5 million during the 1999 Nine Months.

         NET LOSS. For the reasons stated above, net loss increased from $53.7 million for the 1998 Nine Months to $152.2 million for the 1999 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred significant operating and net losses as a result of the development and operation of our networks. We expect that such losses will continue as we emphasize the development, construction and expansion of our networks and build our customer base. As a result, there will not be any cash provided by operations in the near future and we will need to fund the expansion of our networks. We have financed our operating losses and capital expenditures with equity invested by our founders, preferred stock placements, credit facility borrowings, the 12 1/2% Senior Discount Notes and 13 1/2% Senior Notes.

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

         In February 1999, our subsidiary which owns the 14 additional networks currently under development, entered into a secured vendor financing facility with Lucent Technologies Inc. Under this Lucent Facility, our subsidiary will be permitted to borrow, subject to certain conditions, up to an aggregate of $600.0 million, primarily for the purchase from Lucent of switches and other telecommunications equipment. Currently, $250.0 million is available under this facility. The balance of $350.0 million will become available only upon (a) additional lenders agreeing to participate in the facility so that Lucent's own aggregate commitment does not exceed $250.0 million and (b) the Company satisfying certain other requirements, the most significant of which is the Company raising, and contributing to the subsidiary, at least $300.0 million from the sale of high yield debt or equity. As of September 30, 1999 the Company had no borrowings outstanding under this facility.

         Net cash provided by financing activities from borrowings and equity issuances was $332.1 million for the nine months ended September 30, 1999. Our net cash used in operating and investing activities was $332.0 million for the nine months ended September 30, 1999.

         We made capital expenditures of $218.5 million in the nine months ended September 30, 1999. We currently plan to make additional capital expenditures of approximately $132.0 million during the remainder of 1999. Continued significant capital expenditures are expected to be made thereafter. The majority of these expenditures is expected to be made for network construction and the purchase of switches and related equipment to facilitate the offering of our services. In addition, we expect to continue to incur operating losses while we expand our business and build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

         At September 30, 1999, the Company had outstanding commitments aggregating approximately $92.8 million related to the purchase of fiber optic cable and telecommunications equipment as well as engineering services, principally under the Company's agreements with Lucent Technologies Inc.

         At September 30, 1999, the Company had $125.0 million of indebtedness outstanding under the Senior Secured Credit Facility, and had $125.0 million in borrowing capacity available under the Senior Secured Credit Facility, subject to certain conditions. On the same date, the Company had no indebtedness outstanding under the Lucent Facility and had $250.0 million in borrowing capacity available thereunder.

         We obtained a waiver of compliance, for the quarter ended September 30, 1999, with certain financial covenants (related to revenue and EBITDA) contained in the Senior Secured Credit Facility. In addition, the EBITDA covenant was amended for the fourth quarter of 1999 to a level which we expect to achieve.

         We have received a signed commitment from Lucent to refinance the existing Lucent Facility upon terms which would involve the provision of additional funding to the Company and the resetting of the financial covenants for periods after the fourth quarter of 1999. We are currently engaged in discussions with the agents for the lenders under the Senior Secured Credit Facility which presently contemplate comparable amendments to the financial covenants in the Senior Secured Credit Facility. We believe that these negotiations will lead to definitive agreements during the first quarter of 2000. If, however, we are not successful in completing the negotiations as presently contemplated and amending the financial covenants in the Senior Secured Credit Facility and the Lucent Facility, it is likely that we will fail to comply with one or more of the covenants presently contained in those facilities for the quarter ended March 31, 2000, which failure, unless waived, would constitute a default under those credit facilities. A covenant default under the Senior Secured Credit Facility or the Lucent Facility is not an automatic default under our other outstanding indebtedness but, under certain circumstances, may become one, depending upon the actions of the lenders under the Senior Secured Credit Facility and Lucent Facility.

         We believe that our cash, investments held for future capital expenditures and borrowings available under our Senior Secured Credit Facility and the Lucent Facility, will be sufficient to meet our liquidity needs through the completion of the 14 additional networks currently under development and anticipated to be completed in the first half of 2000, although we can give no assurance in this regard. Thereafter we will require additional financing. However, in the event that our plans change, the assumptions upon which our plans are based prove inaccurate, we expand or accelerate our business plan or we determine to consummate acquisitions, the foregoing sources of funds may prove insufficient to complete all of the networks, and we may be required to seek additional financing sooner than we currently expect. Additional sources of financing may include public or private equity or debt financings by the Company, capitalized leases and other financing arrangements.

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

         Further, we have completed the initial installation and are continuing the process of implementing new billing software systems, operational software systems and financial and personnel software systems. Although these implementations were made necessary by the expansion of our business and were not directly related to Year 2000 issues, they have enabled us to utilize new software for these purposes which the respective suppliers have certified as Year 2000 compliant.

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

         Although we do not presently anticipate a material business interruption as a result of the Year 2000 issue, the worst case scenario if all of our Year 2000 efforts fail would result in a daily loss of revenues of approximately $250,000 calculated based upon our current revenues.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risks relating to the Company's operations result primarily from changes in interest rates. The substantial majority of the Company's long-term debt bears interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will decline and the interest expense due under the fixed rate debt will exceed the amounts due based on current market rates. The Company has entered into an interest rate swap agreement with a commercial bank to reduce the impact of changes in interest rates on its outstanding variable rate debt. The agreement effectively fixes the Company's interest rate on the $125 million of outstanding variable rate borrowings under the Senior Secured Credit Facility due 2007. The interest rate swap agreement terminates in April 2004.

         The  following   table   provides   information   about  the  Company's
significant financial instruments that are sensitive to changes in interest rates (in millions):


                                                 Fair                Future Principal Payments
                                                  Value on
                                                 September   1999  2000   2001  2002  2003  Thereafter    Total
                                                 30, 1999
                                                -------------------------------------------------------------------

Long-Term Debt
Fixed Rate:
Senior Discount Notes,
  Interest payable at 12 1/2%,
   Maturing 2008                                   $ 282.2      -     -     -      -     -     $ 292.3    $ 292.3

Senior Notes,
  Interest payable at 13 1/2 %,
   Maturing 2009                                     275.0      -     -     -      -     -       275.0      275.0


Interest Rate Swap Derivative:
 Variable to fixed
   Senior Secured Credit Facility
   Pay rate at September 30, 1999 - 9.113%(a)
   Receive rate at September 30, 1999 - 6.075%       125.0      -     -     -    0.6   0.8       123.6      125.0
                                                -------------------------------------------------------------------

Total                                              $ 682.2      -     -     -    $.6   $.8     $ 690.9    $ 692.3
                                                ===================================================================


(a) Pay interest rate is based on a variable rate, which at the Company's option, is determined by either a base rate or LIBOR, plus, in each case, a specified margin.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

         For a discussion of an arbitration proceeding between the Company's subsidiary, KMC Telecom, Inc. and Wang Laboratories, Inc. (as successor to I-Net, Inc.) see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 5.    OTHER INFORMATION.

         Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   EXHIBITS

         4.1 First Supplemental Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Trustee.

         4.2 Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, including specimen of KMC Telecom Holdings, Inc.'s 13 1/2% Senior Notes due 2009.

         4.3 Purchase Agreement dated May 19, 1999 among KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union Capital Markets Corp., CIBC World Markets Corp., BancBoston Robertson Stephens Inc. and Wasserstein Perella Securities, Inc.

         4.4 Collateral Pledge and Security Agreement made and entered into as of May 24, 1999 by KMC Telecom Financing, Inc. in favor of The Chase Manhattan Bank, as Trustee.

         4.5 Registration Rights Agreement dated May 19, 1999 among KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union Capital Markets Corp., CIBC World Markets Corp., BancBoston Robertson Stephens Inc. and Wasserstein Perella Securities, Inc.

         27.1     Financial Data Schedule.

         (b)   REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:    November 12, 1999



                                           KMC TELECOM HOLDINGS, INC.
                                                   (Registrant)



                                           By: /S/        MICHAEL A. STERNBERG
                                               -------------------------------
                                           Michael A. Sternberg
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



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

EXHIBIT INDEX

         NO.      DESCRIPTION

         4.1 First Supplemental Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Trustee.

         4.2 Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, including specimen of KMC Telecom Holdings, Inc.'s 13 1/2% Senior Notes due 2009.

         4.3 Purchase Agreement dated May 19, 1999 among KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union Capital Markets Corp., CIBC World Markets Corp., BancBoston Robertson Stephens Inc. and Wasserstein Perella Securities, Inc.

         4.4 Collateral Pledge and Security Agreement made and entered into as of May 24, 1999 by KMC Telecom Financing, Inc. in favor of The Chase Manhattan Bank, as Trustee.

         4.5 Registration Rights Agreement dated May 19, 1999 among KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union Capital Markets Corp., CIBC World Markets Corp., BancBoston Robertson Stephens Inc. and Wasserstein Perella Securities, Inc.

         27.1     Financial Data Schedule.