Form 10-K
period 1999-12-31
KMC TELECOM HOLDINGS INC
filed 2000-03-31
CIK 1059851

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

                   For the fiscal year ended December 31, 1999

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 333-50475

                           KMC TELECOM HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               DELAWARE 22-3545325

 (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 29, 2000 was approximately $69,982,563, based upon an estimate of the fair value thereof by management of the registrant. There is no established trading market for the voting common stock of the registrant and no sales have occurred within the past sixty days.

     As of March 29, 2000, 853,765 shares of the registrant's Common Stock, $0.01 par value, were outstanding. There is no established trading market for the Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE.  None.

           CAUTIONARY STATEMENT REGARDING FORWARD - LOOKING STATEMENTS


         STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS
INCLUDE: STATEMENTS REGARDING THE ANTICIPATED DEVELOPMENT AND EXPANSION OF OUR BUSINESS, THE MARKETS IN WHICH OUR SERVICES ARE CURRENTLY OFFERED, OR WILL BE OFFERED IN THE FUTURE, ANTICIPATED CAPITAL EXPENDITURES AND REGULATORY REFORM, THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, OUR DIRECTORS OR OFFICERS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS, AND OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE RESULTS."


                                     PART I

ITEM 1.  BUSINESS.

BACKGROUND

     The initial predecessors of KMC Telecom Holdings, Inc. were founded in 1994 and 1995, respectively, by Harold N. Kamine, the Company's Chairman of the Board. These predecessors were merged in 1996 and renamed KMC Telecom Inc. KMC Telecom Holdings, Inc. was formed during 1997 primarily to own, directly or indirectly, all of the shares of its operating subsidiaries, KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., and KMC Telecom of Virginia, Inc. The principal equity investors in the Company currently include Mr. Kamine, Nassau Capital Partners, L.P., Newcourt Capital, Inc., First Union Corp., General Electric Capital Corporation and Lucent Technologies, Inc.

COMPANY OVERVIEW

     We are a facilities-based competitive local exchange carrier providing telecommunications and data services in Tier III markets (markets with a population from 100,000 to 750,000). A facilities-based competitive local exchange carrier is one which operates its own network, including switching equipment and transmission lines, rather than one which intends to primarily resell the services of other carriers. The markets in which we operate are predominantly located in the Southeastern and Midwestern United States. We target as customers business, government and institutional end-users, as well as Internet service providers, long distance carriers and wireless service providers. Our objective is to provide our customers with a complete solution for their communications needs. We currently provide on-net local dial tone, Internet access infrastructure, ISDN (or integrated services digital network), long distance, special access, private line and a variety of other advanced services and features.

     We currently operate in 34 Tier III markets and have systems under construction in 3 additional Tier III markets. We expect these new systems to be commercially operational by the end of the first half of 2000. During 2000 we will continue to investigate new Tier III markets. We construct robust fiber optic networks in each of our markets, which we believe allows us to ensure high quality of service, facilitate the delivery of value-added and data services, and effectively control our costs. We currently have Lucent Technologies Series 5ESS(R)-type switches in commercial operation in all of our operational markets and intend to install Lucent switches in any future networks which we may build.

BUSINESS STRATEGY

     We intend to become the dominant competitive provider of telephony and data services in the markets that we serve. To accomplish this objective we intend to:

     Focus on Tier III markets. We intend to operate in Tier III markets with attractive demographic, economic, competitive and demand characteristics. We believe that incumbent local exchange carriers tend to focus their efforts on larger markets and generally underserve and underinvest in Tier III markets. We also believe that there is generally significantly less competition from other facilities-based competitive local exchange carriers in Tier III markets, which allows us to gain market share more rapidly than we could expect in Tier I and Tier II markets. In addition, network construction, labor and rights-of-way costs are generally lower in Tier III markets than in Tier I and Tier II markets. For example, many Tier III markets permit significant aerial deployment of fiber optic cable which is less expensive than the buried deployment required in many Tier I and Tier II markets. We estimate that approximately 70% of our fiber is deployed aerially. We select target markets from among the approximately 250 Tier III markets in the United States by first identifying those markets that do not yet have significant, established competitors to the existing incumbent local exchange carrier, and by then reviewing the specific demographic, economic, competitive and telecommunications demand characteristics of such markets to determine their suitability for the types of services which we offer. We estimate market demand on the basis of the concentration of potential business, government and institutional end-user customers in the market and the general economic prospects for the area.

     Deploy comprehensive fiber networks. We build geographically extensive, full service, facilities-based networks. We believe such networks provide significant operating leverage, facilitate the capture of market share, and are likely to deter other competitive local exchange carriers from attempting to penetrate our markets due to the cost of constructing a competing network of equal capability. Prior to both the initial construction of our network backbone and any subsequent network expansion, we perform detailed rate of return analyses to justify the capital expenditures involved. In all of our operational markets, we have completed our backbone construction connecting the market's central business district with outlying office parks, large institutions, the locations of long distance carriers' transmission equipment and major incumbent local exchange carrier central offices. We intend to continue to expand our existing networks in response to anticipated customer demand.

     Provide enabling infrastructure for data services growth. We intend to serve as a gateway for the provision of sophisticated value-added data services and high speed connectivity to customers in Tier III markets. We believe it is strategically important for us to offer these services because:

 o   data and internet  access is required for businesses to succeed and grow,

 o   e-commerce  is mission  critical  for many  businesses,  and

 o national service carriers and internet service providers, such as Qwest and UUNet feel it is necessary for them to expand into Tier III markets.

We will provide data services directly to our own customers and will also provide access to Tier III markets for long distance carriers, national service carriers, Internet service providers and other businesses which require broadband access to those markets but which have not constructed their own networks and connections in those markets to enable them to provide it to their own customers.

     Establish local presence with personalized customer service. We seek to capture and retain our retail customers through local, personalized sales, marketing and customer service programs. To this end, we:

 o   establish sales offices in each market in which we operate a network,

 o   strive to recruit our city directors and sales staff from the local market,

 o   rely principally on a face-to-face selling approach, and

 o support our sales staff with locally based customer service and technical support personnel.

     Most of our existing sales personnel are local residents who have previously worked for the incumbent local exchange carrier or other telecommunications companies. We believe that our "Creative Solutions with a

Hometown Touch"(R) sales approach is very important to customers in Tier III markets, who do not typically receive focused local sales contact or customer support from the incumbent local exchange carrier. We seek to build long-term relationships with our customers by responding rapidly and creatively to their telecommunications needs.

     Employ a national approach to larger accounts. While establishing a local presence to market to retail customers in our markets, we will employ a national approach to large wholesale customers, such as long distance carriers and Internet service providers, through our carrier group and to the headquarters of large corporations with branch offices in our markets through our national accounts sales organization.

     Deploy networks rapidly. It is our practice to use innovative "switch-in-a-box" construction and deployment techniques for most of our networks. Using these techniques, transmission, switching and power equipment are pre-installed by Lucent under controlled factory conditions in portable, weatherproof, storm-proof concrete buildings delivered to the Lucent facility by our contractor. The completed buildings are then shipped to the appropriate city for final installation, reducing costs, installation risks and time to market.

     Implement a high-quality operations support system. We are developing a high-quality operations support system to provide us with comprehensive billing, order processing and customer care software for all of our existing and contemplated services. This system is designed to provide us with a single "flow-through" order form that will entail several components, allowing each order to be tracked from service provisioning through to complete installation. We believe that this system will allow us to quickly address customer concerns and provide us with a competitive advantage in customer service and operations efficiency. Initial installation of the new operational support systems commenced during the third quarter of 1999, with development and expansion to continue over the next 12 months.

     Leverage our experienced management team. Our experienced management team is led by Harold N. Kamine, Chairman of the Board of Directors. Other members of the team include Roscoe C. Young II, President and Chief Operating Officer, William H. Stewart, Executive Vice President and Chief Financial Officer, Tricia Breckenridge, Executive Vice President--Business Development and James L. Barwick, Senior Vice President and Chief Technology Officer.

SERVICES

     General. We have historically provided dedicated access service and have also resold switched services which we purchased from incumbent local exchange carriers. In December 1997, we began providing our own on-net switched services to our customers via direct connections to our networks or unbundled network elements leased from incumbent local exchange carriers. On-net switched services and resale services have accounted for the following percentages of our revenues in 1997, 1998 and 1999:

                                             1997  1998  1999
                                             ----  ----  ----

     On-net  switched services.......         32%   37%   69%
     Resale services.................         68%   63%   31%

     Private Line and Special Access Services. We currently provide various types of on-net dedicated services which permit the transmission of voice and data between two points over circuits dedicated to a particular customer.
Private line service involves the provision of a private, dedicated telecommunications connection of a customer's different locations. For these services we offer several types of dedicated circuits that have different capacities. DS-1 and DS-3 circuits are dedicated lines that can carry up to 24 and 672 DS-0 circuits, respectively. Special access service involves leasing private, dedicated telecommunications lines running over our networks to long distance carriers. The long distance carriers use these lines to connect different locations where they have installed transmission equipment within the market, to connect locations where they have installed transmission equipment to the transmission equipment locations of other long distance carriers within the market, or to connect large customers directly to the locations of their transmission equipment. In addition to DS-0, DS-1 and DS-3 dedicated circuits, we also offer OC3, OC12 and OC48 circuits for these services. These OC circuits provide the fastest transmission available for carriers and large business users.

     Switch-Based Services. We have added and continue to add capability to provide local dial tone and switched access origination and termination services to our networks. Switches are currently in commercial operation in all of our 34 existing markets and we expect switches to be in commercial operation in the 3 additional Tier III markets in which we currently have networks under construction by the end of the first half of 2000.

     Long Distance. We offer a full range of long distance products including inter-LATA, intra-LATA, interstate, international, calling card and 800-number services. During the first quarter of 1999, we introduced KMC-branded operator services, directory services, prepaid phone cards and audio-conference services. We offer these services both on-net and off-net. We offer long distance services on a resale basis by entering into wholesale agreements with various long distance carriers to deliver these services. We believe that many of our customers will prefer the option of purchasing long distance services from us as part of a one-stop telecommunications solution.

     Centrex-type Services. We provide Centrex-type services. By using Centrex-type services instead of purchasing and installing a switching system on its own premises, a customer can substantially reduce its capital expenditures and the fixed costs associated with maintaining telecommunications equipment. We introduced our ClearStarsm Advantage service in all of our operational markets during the first quarter of 1999. It has been designed to support multiple applications, ranging from basic access services to services focused on desktop applications. The basic access service connects to a customer's internal system and is equipped with up to 14 features including call forwarding, speed dialing and call transfer capabilities. More sophisticated levels of service are designed to replace portions of a customer's existing telecommunications system. At the high end of service offerings is ClearStarsm Advantage Plus, a packaged, end-to-end offering which combines all of the basic features with Basic Rate ISDN network access, advanced feature functionality, voice messaging and Lucent ISDN multi-featured telephone sets.

     New Data Services Offerings. Data services represented approximately 9% of our revenue for 1999. We currently plan to expand our capabilities by introducing additional data services in 2000. We believe that these services will enhance our ability to provide an integrated turnkey solution to our customers' voice, data and video transmission requirements. These data services will include:

     o Basic Rate ISDN. Basic Rate ISDN, or BRI, provides customers the potential of 144 kilobits per second of digital communications via a single network facility interface. We believe it will be attractive to small and medium size customers, since it provides dial-up access to the Internet, and other dial-up data applications, while simultaneously providing the ability to integrate voice traffic on a single network facility.

     o Primary Rate ISDN. Primary Rate ISDN provides customers the equivalent of 1.544 megabits per second of digital communications via a T-1 type facility, with 23 channels for voice and data communications and a 24th channel providing network signaling and control for the services. We focus our Primary Rate ISDN sales efforts on (i) Internet service providers who use Primary Rate ISDN as a means of supporting customer access to their operations, and (ii) end-user customers who use Primary Rate ISDN as a network access facility for their internal telecommunications systems.

     o Port wholesale. Port wholesaling is a technology that provides large bandwidth users with data switching capability at the network level, allowing them to acquire capacity as required without investing in data switching equipment. Port wholesaling gives us the ability to provide data switching to Internet service providers by allowing data calls to be terminated through the port wholesale equipment rather than the switch. This enables the Internet service provider to more cost effectively manage its data requirements while, at the same time, increasing the efficiency and capacity of our Lucent Technologies Series 5ESS(R)-type switch.

     o DSL. DSL is a method of using unconditioned, copper wire pairs for high bit-rate data transport for use in the "last mile" connecting our network backbone ring to the customer's premises. We plan to utilize DSL to provide high bandwidth data and video service to small and medium size customers.

     o Frame Relay/ATM. Frame relay and ATM, or asynchronous transfer mode, are used by some of our data customers as a fast data transport service for Wide Area Networks. Today we resell these services. In the future we intend to provide these services over our own network and utilize a third party provider for transport outside our network.

We plan to remain flexible in responding to evolving customer demands for data services.

LOCAL NETWORKS

     As part of determining the economic viability of a network in a particular market, we review the demographic, economic, competitive and telecommunications demand characteristics of the market. We estimate market demand using data gathered from long distance carriers, the Federal Communications Commission, local sources, site visits and specific market studies commissioned by us, the concentration of potential business, government and institutional end-user customers and the general economic prospects for the area.

     Once we target a market for development, we design a network to provide access to approximately 70% of the business customers in that market either through direct connections to our network or through unbundled network elements leased from the incumbent local exchange carrier. Typically, we construct a "self-healing" synchronous optical network ("SONET") architecture backbone ring to provide coverage of the major business districts, government offices, hospitals, office parks and universities, the principal locations of the transmission equipment of long distance carriers offering services in the area, and the incumbent local exchange carrier's central office(s). Following construction of our backbone network, we expect to build additional loops to increase the size of our addressable market, as required.

     During Phase I of our network construction program we completed networks in 8 Tier III markets. We established networks in 15 Tier III markets during Phase II of the program and will add networks in 14 additional Tier III markets during Phase III. Eleven of the 14 networks to be added during Phase III have been completed and the remaining 3 networks will be completed during the first half of 2000. The markets in which we established or plan to establish markets during each of these phases of the program are as follows:


     PHASE I                  PHASE II                      PHASE III
----------------------- ---------------------------- ---------------------------
Huntsville, Alabama     Greensboro, North Carolina     Charleston, South Carolina
Baton Rouge, Louisiana  Winston-Salem, North Carolina  Lansing, Michigan
Shreveport, Louisiana   Tallahassee, Florida           Akron, Ohio
Corpus Christi, Texas   Roanoke, Virginia              Spartanburg, South Carolina
Savannah, Georgia       Ann Arbor, Michigan            Toledo, Ohio
Madison, Wisconsin      Topeka, Kansas                 Columbia, South Carolina
Augusta, Georgia        Fort Wayne, Indiana            Monroe, Louisiana
Melbourne, Florida      Eden Prairie, Minnesota        Montgomery,Alabama
                        Daytona Beach, Florida         Clearwater/St.Petersburg, Florida
                        Fort Myers, Florida            Dayton, Ohio
                        Longview, Texas                Biloxi/Gulf  Port, Mississippi
                        Sarasota, Florida              Johnson City/Kingsport, Tennessee
                        Pensacola, Florida             Chattanooga, Tennessee
                        Fayetteville, North Carolina   Rockville/Bethesda/Frederick, Maryland
                        Norfolk, Virginia

     The following table presents aggregate data as of February 29, 2000, for the networks placed in operation during Phase I and Phase II, respectively, of our network construction program:


                              SWITCHED     DEDICATED DS-0
                               ACCESS        EQUIVALENT                       ADDRESSABLE    CENTRAL
                               LINES IN     CIRCUITS IN          ROUTE        COMMERCIAL      OFFICE
                             SERVICE(1)      SERVICE(2)          MILES        BUILDINGS(3)  COLLOCATIONS
                             ----------    -------------         -----        ------------  ------------

Phase I markets (8 markets)     65,396       136,572              662            14,800          33
Phase II markets (15 markets)   65,342       130,626              757            25,947          52
                             ----------    -------------         -----        ------------  ------------
Total                          130,738       267,198            1,419            40,747          85


-----------------------------------------------

(1) Represents all active switched channels we provide to customers either by resale via the incumbent local exchange carrier's network, by unbundled network elements leased from the incumbent local exchange carrier, or by direct connection to our own network.
(2) Represents all active dedicated DS-0, DS-1 and DS-3 circuits we provide to customers expressed on a DS-0 basis.
(3) Addressable by either unbundled network elements leased from the incumbent local exchange carrier or by a direct connection to our own network. We define a commercial building as one with greater than ten employees.

     We are continuing to investigate expanding into additional Tier III markets during 2000. Further expansion of our networks, however, will be dependent upon our ability to obtain additional financing.

     The construction of a network requires us to obtain municipal franchises and other permits. These rights are typically the subject of non-exclusive agreements of finite duration providing for the payment of fees by us or the provision of services by us to the municipality without compensation. In addition, we must secure rights-of-way and other access rights which are typically provided under non-exclusive multi-year agreements, which generally contain renewal options. Generally, these rights are obtained from utilities, incumbent local exchange carriers, other competitive local exchange carriers, railroads and long distance carriers. The Telecommunications Act of 1996 requires most utilities to afford access to rights-of-way to competitive local exchange carriers on non-discriminatory terms and conditions and at reasonable rates. However, there can be no assurance that delays or disputes will not occur. Our agreements for rights-of-way and similar matters generally require us to indemnify the party providing such rights. Such indemnities could make us liable for actions (including negligence) of the other party.

     Our requirements for a planned network are communicated to our engineering group which finalizes the route and completes the network's design. Independent construction and installation contractors are selected through a competitive bidding process. Our own personnel negotiate required contracts and rights-of-way and supervise the construction, installation and testing of network components prior to commencing commercial service. Cable, equipment and supplies required for the networks are available from a variety of sources at competitive rates. The construction period for a new network varies depending upon such factors as the number of backbone route miles to be installed, the relative use of aerial as opposed to buried cable deployment, the initial number of buildings targeted for connection to the network backbone and other factors. Based upon our experience, we believe that a new fiber optic network can be made commercially operational within approximately 6 months after construction commences.

     In a typical Tier III market, selected office buildings are connected to our network by network backbone extensions or unbundled network elements leased from the incumbent local exchange carrier. Within each building, customer equipment is connected to Company-provided electronic equipment where customer transmissions are digitized, combined and converted to an optical signal. The traffic is then transmitted through the network backbone to our local central office where it can be routed to its ultimate destination.

     We are able to expand our reach in a market by collocating equipment in an incumbent local exchange carrier's central office and leasing unbundled network elements from that incumbent local exchange carrier in order to reach customers located in buildings which are not directly connected to our own backbone ring. We attempt to place collocation equipment in a sufficient number of incumbent local exchange carrier central offices to allow us to reach approximately 70% of the business customers in a given market, either by means of such unbundled network elements or direct connections to our own network. The decision as to whether to collocate in a specific central office is based upon the number of business lines, number and type of businesses, number of households and the location of the central office within the market.

     Our networks consist of our fiber optic backbones, fiber laterals and unbundled network elements. Our networks allow for high speed, high quality transmission of voice, data and video communications. We typically install backbone fiber optic cables containing 48 to 144 fiber strands which have significantly greater bandwidth carrying capacity than other media. Our OC-48 SONET networks support up to 32,256 simultaneous voice conversations over a single pair of fiber optic fibers. We expect that continuing developments in compression technology and multiplexing equipment will increase the capacity of each fiber, thereby providing more bandwidth carrying capacity at relatively low incremental costs.

     We currently offer end-to-end fully protected fiber services utilizing SONET ring architecture which routes customer traffic simultaneously in both directions around the ring to provide protection against fiber cuts. If a line is cut, traffic can simply be reversed and sent to its destination around the other side of the ring. Back-up electronics become operational in the event of failure of the primary components.

     We monitor our fiber optic networks and electronics seven days per week, 24 hours per day, using a combination of local and national network control centers. Local network monitoring is accomplished by means of an automatic notification system that monitors for any system anomaly. This system provides instantaneous alarms to an on-call network technician whenever an anomaly is detected. The local market technician is trained in network problem resolution and provides on-site corrective procedures when appropriate. A national Network Reliability Center, located in Denver, Colorado, acts as the focal point for all of our operating networks, providing integrated and centralized network monitoring, and correlation and problem management. The Network Reliability Center has access to all operating networks and can work independently of the local systems to effect repair or restoration activities. The Network Reliability Center is currently provided by Lucent on a contractual basis. In the future, we may develop our own national center.

     We manage our network systems both locally and centrally. Customer service calls and maintenance are primarily handled through the local offices. In addition, as described above, we contract to provide integrated monitoring of our networks via Lucent's Network Reliability Center. This is accomplished by the use of a sophisticated integrated management system that is connected to all of our locations, including our Duluth, Georgia, operations center. With this system the Network Reliability Center is capable of accessing all available information regarding the configuration and operating condition of any network components in use. This proactive monitoring capability is further augmented by a 24 hour a day, seven day a week call center, also provided by Lucent at the Network Reliability Center, that receives, tracks and manages all customer calls and issues to satisfactory conclusion. The call center works with the Company's own customer care representatives and engineers in the Duluth facility to ensure that timely and consistent service is provided.

SALES AND MARKETING

     We target our sales and marketing activities at three separate customer groups: retail, national accounts and wholesale. Retail customers are composed of business, government and institutional telecommunications and data services end-users and local Internet service providers. National accounts are usually large corporations which have branches or local offices within our markets, but which make their buying decisions centrally from their corporate headquarters. Wholesale customers typically consist of long distance carriers, wireless service providers and national Internet service providers. As of February 29, 2000, we had approximately 290 employees engaged in sales and marketing activities.

     Retail Customers. We target retail customer segments such as business, government, healthcare and educational institutions. We target all business customers in our markets as well as local Internet service providers. Each city's local sales staff is responsible for calling on the retail customers in its market.

     National Accounts. While there are few Fortune 500 companies with headquarters located in our operating cities, there are branches and local offices of large corporations within our market areas. Often these large corporations make their buying decisions centrally, either through their telecommunications or MIS functions, which are normally located at corporate headquarters. Our national accounts sales organization is structured to assist them in determining requirements for their various locations within our markets.

We believe that this focus on national accounts will further increase our market penetration with large companies in our cities.

     Wholesale Customers. We currently target the major long distance carriers such as AT&T, MCI WorldCom and Sprint, Internet service providers, wireless service providers and other competitive local exchange carriers, through our carrier group. We believe that we can effectively compete to provide access to these customers based on price, reliability, technology, route diversity, ease-of-ordering and customer service. We provide competitive pricing for the transport and termination of communications for high volume users of long-distance services, which has historically been provided by the incumbent local exchange carrier. To the extent that incumbent local exchange carriers begin to compete with long distance carriers in providing long distance services,  the long  distance  carriers  have a  competitive  incentive  to move traffic away from incumbent local exchange carriers to competitive local exchange carriers like us. Wireless service providers, who need network backbone to transport calls, are an active customer base, as are other competitive local exchange carriers as wholesale users. Revenues from access services may decline in future years due to a change in pricing proposed by the Federal Communications Commission.

     Sales Personnel. We establish local sales offices in each market that we serve. Initially, each local sales office is staffed by a City Director and 2 or 3 salespersons, which increases to between 4 and 6 as our operations in the market expand. We seek to hire our sales personnel locally, since we believe that knowledge of, and contacts in, a local market are key factors for competitive differentiation and commercial success in a Tier III market. We believe that this local focus will help to set us apart from the incumbent local exchange carriers, our principal competitors.

     City Directors. We seek to hire local, seasoned telecommunications managers, with sales experience, as City Directors. City Directors assist with the initial network buildout and oversee the daily operations of their network, in addition to managing sales staff and market development. Daily operations responsibilities include monitoring provisioning, customer service, pricing decisions and the billing process. A City Director works with senior management in the strategic planning process, including capital expenditures and budget planning. They perform cash flow analysis for fiber connections of new buildings to the network, and participate in planning fiber network extensions in their markets.

SUPPLIERS

     Lucent. We have contracted with Lucent, as our primary supplier, to purchase switching, transport and digital cross connect products. Lucent has also agreed to implement and test our switches and related equipment. In addition, Lucent and the Company have entered into an agreement pursuant to which Lucent has agreed to monitor our switches on an on-going basis. Lucent is an investor in our preferred stock and a lender under our Amended Senior Secured Credit Facility.

     Billing Support Systems Implementation. In the second quarter of 1999, we installed software developed by Billing Concepts Systems, Inc. to provide us with comprehensive billing functionality, including the ability to collect call detail records, message rating, bill calculation, invoice generation, commission tracking, customer care and inquiry, collections management, and quality assurance. The Billing Concepts software enables us to produce a single bill covering all of the products and services that we provide to a customer. Additional development of the new billing systems will take place over the next 9 months.

     Operational Support Systems Implementation. We entered into an agreement with Eftia OSS Solutions Inc. to develop operational support systems. These systems manage service order processing, circuit and asset inventory, telephone number inventory and trouble administration. The operational support system's responsibilities will be expanded during the later phases of the project to include workforce management, local number portability management, network management, service bureau interfaces, and Internet-based service inquiry. The system will automate operational support activities and provide a means of managing operational performance of our business. Initial installation of the new operational support systems commenced during the third quarter of 1999, with development and expansion to continue over the next 12 months.

COMPETITION

     Overview. The telecommunications industry is highly competitive. Our principal competitors in Tier III markets will be the incumbent local exchange carriers. In most instances the incumbent local exchange carrier is one of the Regional Bell Operating Companies (such as Ameritech, Bell Atlantic, BellSouth or SBC), one of GTE Corporation's subsidiaries or one of Sprint Corporation's subsidiaries. Incumbent local exchange carriers presently have almost 100% of the market share in those areas we consider our market areas. Because of their relatively small size, we do not believe that Tier III markets can profitably support more than two competitors to the incumbent local exchange carrier.

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

     Incumbent Local Exchange Carriers. Our principal competitors for local exchange services are the Regional Bell Operating Companies, GTE Corporation's subsidiaries and Sprint Corporation's subsidiaries. As a recent entrant in the integrated telecommunications services industry, we have not yet achieved a significant market share for any of our services. In particular, the incumbent local exchange carriers: have long-standing relationships with their customers,

          o have financial, technical and marketing resources substantially greater than ours,

          o have the potential to fund competitive services with revenues from a variety of businesses, and

          o    currently  benefit from certain  existing  regulations that favor
               the  incumbent  local  exchange   carriers  over  us  in  certain
               respects.

     Recent regulatory initiatives allow us, as a competitive local exchange carrier, to interconnect with incumbent local exchange carrier facilities. This provides increased business opportunities for us. However, these regulatory initiatives have been accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent local exchange carriers. If the incumbent local exchange carriers engage in increased volume and discount pricing practices or charge us increased fees for interconnection to their networks, or if the incumbent local exchange carriers seek to delay implementation of our interconnection to their networks, our business, financial condition and results of operations could be adversely affected.

     To the extent that we interconnect with and use incumbent local exchange carrier networks to serve our customers, we are dependent upon their technology and capabilities. We will become increasingly dependent on interconnection with incumbent local exchange carriers as switched services become a greater percentage of our business. The Telecommunications Act of 1996 imposes interconnection obligations on incumbent local exchange carriers, but we cannot assure you that we will be able to obtain the interconnection we require at rates, and on terms and conditions, that will permit us to offer switched services at desirable rates, terms and conditions. In the event that we experience difficulties in obtaining appropriate and reasonably priced service from the incumbent local exchange carriers, our ability to serve our customers would be impaired.

     Competitive Local Exchange Carriers and Other Competitors. We will compete from time to time with other competitive local exchange carriers. It is likely that in several of our markets we will face competition from two or more facilities-based competitive local exchange carriers. After the investment and expense of establishing a network and support services in a given market, the marginal cost of carrying an additional call is negligible. Accordingly, in Tier III markets where there are 3 or more facilities-based competitive local exchange carriers, we expect substantial price competition. We believe that operations in such markets are likely to be unprofitable for one or more operators.

     We expect to face competition in each of our markets. However, we believe that our commitment to build a significant network, deploy switches and establish local sales and support facilities at the outset in each of the Tier III markets which we target should reduce the number of facilities-based competitors and drive other entrants to focus on the resale of incumbent local exchange carrier service or our services or to invest in other markets. We believe that each market will also see more agent and distributor resale initiatives.

     We expect to experience declining prices and increasing price competition. We cannot assure you that we will be able to achieve or maintain adequate market share or revenue, or compete effectively, in any of our markets.

REGULATION

     Our services are subject to varying degrees of federal, state and local regulation. The Federal Communications Commission exercises jurisdiction over facilities of, and interstate and international services offered by, telecommunications common carriers. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate communications. Local governments sometimes impose franchise or licensing requirements on competitive local exchange carriers.

     Federal Regulation

     We are regulated at the federal level as a nondominant common carrier subject to minimal regulation under Title II of the Communications Act of 1934. The Communications Act of 1934 was substantially amended by the
Telecommunications Act of 1996. This legislation is designed to enhance competition in the local telecommunications marketplace by:

          o    removing state and local entry barriers,

          o    requiring   incumbent   local   exchange   carriers   to  provide
               interconnection to their facilities,

          o facilitating the end-users' choice to switch service providers from incumbent local exchange carriers to competitive local exchange carriers such as the Company, and

          o    requiring access to rights-of-way.

     The legislation also is designed to enhance the competitive position of the competitive local exchange carriers and increase local competition by newer competitors such as long distance carriers, cable television companies and public utility companies. Under the Telecommunications Act of 1996, Regional Bell Operating Companies have the opportunity to provide in-region long distance services if certain conditions are met and are no longer prohibited from providing certain cable television services. In addition, the Telecommunications Act of 1996 eliminates certain restrictions on utility holding companies, thus clearing the way for them to diversify into telecommunications services.

     The    Telecommunications   Act   of   1996   specifically   requires   all
telecommunications carriers (including incumbent local exchange carriers and competitive local exchange carriers (like us)):

          o    not to prohibit or unduly restrict resale of their services,

          o    to  provide  dialing  parity  and  nondiscriminatory   access  to
               telephone numbers, operator services, directory assistance and directory listings,

          o    to afford access to poles, ducts, conduits and rights-of-way, and

          o    to  establish  reciprocal   compensation   arrangements  for  the
               transport and termination of telecommunications.

It also requires competitive local exchange carriers and incumbent local exchange carriers to provide interconnection for the transmission and routing of telephone exchange service and exchange access. It requires incumbent local exchange carriers to provide such interconnection:

          o at any technically feasible point within the incumbent local exchange carrier's network,

          o that is at least equal in quality to that provided by the incumbent local exchange carrier to itself, its affiliates or any other party to which the incumbent local exchange carrier provides interconnection, and

          o at rates, terms and conditions that are just, reasonable and nondiscriminatory.

Incumbent local exchange carriers also are required under the new law to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer their local telephone services for resale at wholesale rates, and to facilitate collocation of equipment necessary for competitors to interconnect with or access the unbundled network elements.

     The Telecommunications Act of 1996 provided for the removal of most restrictions from AT&T and the Regional Bell Operating Companies resulting from the consent decree entered in 1982 providing for divestiture of the Regional Bell Operating Companies from AT&T in 1984. The Telecommunications Act establishes procedures under which a Regional Bell Operating Company can enter the market for long distance service between specified areas within its local service area. The Telecommunications Act of 1996 permitted the Regional Bell Operating Companies to enter the out-of-region long distance market immediately upon enactment, and Regional Bell Operating Companies can provide intra-LATA long distance services. Before the Regional Bell Operating Company can provide in-region inter-LATA services, it must obtain Federal Communications Commission approval upon a showing that facilities-based competition is present in its market, that the Regional Bell Operating Company has entered into interconnection agreements in the states where it seeks authority, that the Regional Bell Operating Company has satisfied a 14-point "checklist" of competitive requirements, and that such entry is in the public interest. To date, the Federal Communications Commission has granted such authority only to Bell Atlantic in New York State. The provision of inter-LATA services by Regional Bell Operating Companies is expected to reduce the market share of major long distance carriers, and consequently, may have an adverse effect on the ability of competitive local exchange carriers to generate access revenues from the long distance carriers.

     Federal Communications Commission Rules Implementing the Local Competition Provisions of the Telecommunications Act of 1996. The Federal Communications Commission in 1996 established a framework of national rules enabling state public service commissions and the Federal Communications Commission to begin implementing many of the local competition provisions of the Telecommunications Act of 1996. The Federal Communications Commission prescribed certain minimum points of interconnection necessary to permit competing carriers to choose the most efficient points at which to interconnect with the incumbent local exchange carriers' networks. The Federal Communications Commission also adopted a minimum list of unbundled network elements that incumbent local exchange carriers must make available to competitors upon request and a methodology for states to use in establishing rates for interconnection and the purchase of unbundled network elements. The Federal Communications Commission also adopted a methodology for states to use when applying the Telecommunications Act's "avoided cost standard" for incumbent local exchange carriers to set the prices to be charged to resellers of their services.

     The Federal Communications Commission has authority to establish national pricing rules for interconnection, unbundled elements and resale services. The Supreme Court also upheld the Federal Communications Commission's interpretation of the "pick and choose" provisions, which permit carriers to obtain favorable provisions in interconnection agreements. However, the Supreme Court overturned the Federal Communications Commission's rules regarding what network elements must be unbundled by the Regional Bell Operating Companies, and remanded to the

Federal Communications Commission the question of what network elements are "necessary" to competing carriers such as the Company. On November 5, 1999, the Federal Communications Commission issued an order and proposed rulemaking establishing the network elements that must be offered by incumbent local exchange carriers as unbundled network elements. In addition, the Supreme
Court's decision creates some uncertainty regarding the legal status of complaints filed at the Federal Communications Commission to enforce interconnection agreements. We cannot assure you that we will be able to maintain interconnection agreements on terms acceptable to us.

     On December 9, 1999, the Federal Communications Commission released an order requiring incumbent local exchange carriers to offer "line sharing" arrangements that will permit competitors like us to offer DSL service over the same copper wires used by the incumbent local exchange carriers to provide voice service. The specific prices and terms of these arrangements will be determined by future decisions of state utility commissions, and cannot be predicted at this time. The Federal Communications Commission's ruling may also be challenged in court. We expect, however, that this order, if implemented, will allow us to offer DSL services at a significantly lower cost than is now possible. On March 17, 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain Federal Communications Commission rules relating to collocation of competitors' equipment in incumbent local exchange carriers' central offices. This decision requires the Federal Communications Commission to limit collocation to equipment that is "necessary" for interconnection with the incumbent local exchange carrier or access to the incumbent local exchange carrier's unbundled network elements. We believe that all of the equipment we currently place in collocation arrangements is necessary for these purposes, and therefore our collocation arrangements should not be adversely affected by the court decision. However, any disputes over the "necessary" status of particular items of equipment may have to be resolved by the Federal Communications Commission or by state commissions, and such disputes could result in delays or changes to our collocation plans.

     Other Regulation. In general, the Federal Communications Commission's policies encourage the entry of new competitors in the telecommunications industry and are designed to prevent anti-competitive practices. Currently, large incumbent local exchange carriers such as GTE and the Regional Bell Operating Companies are regulated as "dominant" carriers, while competitive local exchange carriers such as the Company are considered "nondominant" carriers. Dominant carriers face more detailed regulatory scrutiny. As a nondominant carrier, we are subject to relatively minimal Federal Communications Commission regulation.

          o Tariff. We may install and operate facilities for the transmission of domestic interstate communications without prior Federal Communications Commission authorization. The Federal Communications Commission requires us to file tariffs and periodic reports concerning our interstate circuits and deployment of network facilities, and offer interstate services on a nondiscriminatory basis, at just and reasonable rates. We also remain subject to Federal Communications Commission complaint procedures.

               The Federal Communications Commission adopted an order in 1996 (the "Detariffing Order") which eliminated the requirement that nondominant interstate carriers maintain tariffs on file with the Federal Communications Commission for domestic interstate services. The order provided that, after a nine-month transition period, relationships between interstate carriers and their customers would be set by contract. Several parties requested reconsideration and/or filed appeals of the Detariffing Order. On February 13, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed implementation of the Detariffing Order. If the Detariffing Order becomes effective, nondominant interstate services providers will no longer be able to rely on the filing of tariffs with the Federal Communications Commission as a means of providing notice to customers of prices, terms and conditions under which they offer their interstate services. If we cancel our Federal Communications Commission tariffs as a result of the Detariffing Order, we will need to individually negotiate contract terms with certain of our customers, which could result in substantial legal and administrative expense.

          o Access Charges. The Federal Communications Commission has granted incumbent local exchange carriers significant flexibility in pricing their interstate special and switched access services on a specific central office by central office basis. Under this pricing scheme, incumbent local exchange carriers may establish pricing zones based on access traffic density and charge different prices for each zone. We anticipate that this pricing flexibility will result in incumbent local exchange carriers lowering their prices in high traffic density areas, which is where our customers are concentrated. The Federal Communications Commission adopted an order on August 5, 1999 granting incumbent local exchange carriers subject to price cap regulation additional pricing flexibility. These changes will reduce access charges and will shift charges currently based on minutes to flat-rate, monthly per line charges. As a result, the aggregate amount of access charges paid by long distance carriers to access providers in the United States may decrease.

     The order provides certain immediate regulatory relief to incumbent local exchange carriers subject to price cap regulation and sets a framework of "triggers" to provide those companies with greater pricing flexibility to set interstate access rates as competition increases. The order also initiated a rulemaking to determine whether the Federal Communications Commission should regulate the access charges of competitive local exchange carriers. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on our ability to price our interstate access services competitively. A May 16, 1999 order, which was upheld on appeal by the United States Court of Appeals for the Eighth Circuit,
substantially increased the amounts that incumbent local exchange carriers subject to the Federal Communications Commission's price cap rules ("price cap local exchange carriers") recover through monthly flat-rate charges and substantially decreased the amounts that these local exchange carriers recover through traffic sensitive (per-minute) access charges. Several parties appealed the May 16th order.

     These decisions are likely to have a significant impact on our operations, expenses, pricing and revenue.

     Universal Service Reform. The Federal Communications Commission implemented the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service in 1997. The Federal Communications Commission's universal service principles provide that universal service support mechanisms and rules should not unfairly advantage or disadvantage one provider or technology over another. All telecommunications carriers providing interstate telecommunications services, including us, must contribute to the universal service support fund. On October 8, 1999, the Federal Communications Commission released an order implementing changes to its universal service rules to comply with a recent decision of the Fifth Circuit Court of Appeals. Among other changes, the Federal Communications Commission revised its rules concerning assessment of carriers' intrastate and international revenues for universal service contribution. The Federal Communications Commission narrowed the scope of the contribution base, removing intrastate end-user telecommunications revenues from the assessment, consistent with the opinion of the Fifth Circuit Court of Appeals. The contribution factor for the first quarter of 2000 is 5.877% of interstate and international end-user telecommunications revenues.

State Regulation

     We believe that most, if not all, states in which we operate or propose to operate require a certification or other authorization to offer intrastate and local services. Many of the states in which we operate or intend to operate are in the process of addressing issues relating to the regulation of competitive local exchange carriers. We are subject to state tariff filing requirements.

     These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest.

     We have obtained state authority for the provision of our dedicated services and a full range of local switched services and long distance services. In most states, we are required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. We plan to obtain additional state authorities to accommodate our business and network expansion.

     Some states also impose reporting, customer service, and quality requirements, as well as unbundling and universal service requirements. In addition, we are subject to the outcome of proceedings held by state utility commissions to determine state regulatory policies with respect to incumbent local exchange carrier and competitive local exchange carrier competition, geographic build-out, mandatory detariffing and other issues relevant to competitive local exchange carrier operations. Certain states have adopted state-specific universal service funding obligations.

     In addition to obtaining state certifications, we must negotiate terms of interconnection with the incumbent local exchange carrier before we can begin providing switched services. Our executed agreements are subject to the approval of the state commissions. State commissions have approved our existing agreements. We anticipate state commission approval of our future interconnection agreements.

     We believe that, as the degree of local competition increases, the states will offer the incumbent local exchange carriers increasing pricing flexibility. This flexibility may present the incumbent local exchange carriers with an opportunity to subsidize services that compete with our services with revenues generated from noncompetitive services, thereby allowing incumbent local exchange carriers to offer competitive services at prices below the cost of providing the service. We cannot predict the extent to which this may occur, but it could have a material adverse effect on our business.

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

     Local Government Authorizations. We are required to obtain street use and construction permits and licenses and/or franchises to install and expand our fiber optic networks using municipal rights of way. In some municipalities where we have installed or anticipate constructing networks, we will be required to pay license or franchise fees based on a percentage of gross revenues or on a per foot basis, as well as post performance bonds or letters of credit. We are actively pursuing permits, franchises and other relevant authorities for use of rights-of-way and utility facilities in a number of cities.

FRANCHISES AND PERMITS

     The construction of a network requires us to obtain municipal franchises and other permits. These rights are typically the subject of non-exclusive agreements of finite duration providing for the payment of fees or the provision of services by us to the municipality without compensation. In addition, we must secure rights-of-way and other access rights which are typically provided under non-exclusive multi-year agreements, which generally contain renewal options. Generally, these rights are obtained from utilities, incumbent local exchange carriers, other competitive local exchange carriers, railroads and long distance carriers. The Telecommunications Act of 1996 requires most utilities to afford access to rights-of-way to competitive local exchange carriers on non-discriminatory terms and conditions and at reasonable rates. However, there can be no assurance that delays and disputes will not occur. Our agreements for rights-of-way and similar matters generally require us to indemnify the party providing such rights. Such indemnities could make us liable for actions (including negligence) of the other party.

CUSTOMERS

     No single customer accounted for more than 10% of our consolidated revenues in 1998 or 1999. Our five largest customers accounted for 11% of our consolidated revenues in 1998 and 8% of our consolidated revenues in 1999. We expect customer concentration to continue to decrease as we expand into additional markets and increase full scale marketing of an integrated service package. In the near term, however, the loss of, or decrease of business from, one or more of our principal customers could have a material adverse effect on our business, financial condition and results of operations.

     Although they are not our customers, we did recognize revenue of approximately $9.7 million, or 15.1% of our 1999 revenue, from incumbent local exchange carriers primarily related to reciprocal compensation for terminating local calls from customers of the incumbent local exchange carriers to Internet service providers which are our customers. Of this amount approximately 64% is attributable to reciprocal compensation due to us from BellSouth. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Revenue" for a discussion of a dispute which has arisen between incumbent local exchange carriers, such as BellSouth, and competitive local exchange carriers, like us, with respect to the obligation of incumbent local exchange carriers to make reciprocal compensation payments to competitive local exchange carriers with respect to the termination of local calls to Internet service providers.

EMPLOYEES

     As of February 29, 2000, we had approximately 1,100 full time employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement, nor have we experienced any work stoppage due to labor disputes. We believe that our relations with our employees are good.

GEOGRAPHIC AREAS

     We have no foreign operations. All of our networks are located in, and all of our revenues are attributable to, the United States.

ITEM 2.  PROPERTIES.

     We are headquartered in Bedminster, New Jersey in approximately 14,000 square feet of office space, approximately 7,200 of which we lease from Kamine Development Corp. (an entity controlled by Mr. Kamine, the Company's Chairman of the Board). The lease with Kamine Development Corp., which expires in January 2007, provides for a base annual rental of approximately $217,000 (adjusted periodically for changes in the consumer price index), plus operating expenses.

     We also maintain an operations center in an aggregate of approximately 104,000 square feet of leased space in Duluth, Georgia under leases which expire at various dates from July 2000 through February 2003. We also own or lease facilities in each of our existing markets for central offices, sales offices and the location of our switches and related equipment.

     We believe that our facilities are in good condition, are suitable for our operations and that, if needed, suitable alternative space would be readily available.

ITEM 3.  LEGAL PROCEEDINGS.

     We are from time to time involved in litigation incidental to the conduct of our business. There is no pending legal proceeding to which we are a party, however, which, in the opinion of our management, is likely to have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no established trading market for our Common Stock, $0.01 par value per share. As of March 29, 2000 there were nine holders of record of our Common Stock.

     We have never declared nor paid cash dividends on our Common Stock and do not presently anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently expect that earnings, if any, will be retained for growth and development of our business.

     As a holding company, we depend upon the receipt of dividends and other cash payments from our operating subsidiaries in order to meet our cash requirements. Pursuant to the terms of our Amended and Restated Loan and Security Agreement, dated as of February 15, 2000, among our principal operating subsidiaries and a group of lenders led by First Union National Bank, Newcourt Commercial Finance Corporation and Lucent (the "Amended Senior Secured Credit Facility"), those subsidiaries are restricted in their ability to pay dividends on their capital stock. The indentures applicable to our 13 1/2% Senior Notes due 2009 and our 12 1/2% Senior Discount Notes due 2008, respectively, impose certain restrictions upon our ability to pay dividends on our capital stock.

     Subject to the foregoing and to any restrictions which may be contained in any future indebtedness which we may incur, the payment of cash dividends on our Common Stock will be within the sole discretion of our Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company, applicable requirements of law, general economic conditions and other factors considered relevant by our Board of Directors.

     On May 24, 1999, we sold $275.0 million aggregate principal amount of 13 1/2% Senior Notes due 2009 to Morgan Stanley & Co. Incorporated, as representative of certain initial purchasers. The sale of the Senior Notes to the initial purchasers was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) of that Act, on the basis that the transaction did not involve a public offering. The initial purchasers agreed that any resales which they made would be made only (i) to qualified institutional buyers as defined in Rule 144A under the Securities Act, (ii) to institutional accredited investors as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act, or (iii) outside the United States to persons other than U.S. persons in reliance upon Regulation S under the Securities Act.

     On December 16, 1999, one institutional investor exercised 50 warrants to purchase an aggregate of 10 shares of our Common Stock for aggregate gross proceeds of $0.10. The issuance of the shares upon exercise of the warrants was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. The Warrant Agreement applicable to the warrants contains representations as to such investor's investment intent and imposes substantial restrictions upon transfer of the securities.

     On January 1, 1999, July 1, 1999 and October 1, 1999, the Company granted options to purchase an aggregate of 82,342 shares of its Common Stock to employees of the Company and employees of certain affiliates of the Company under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. No consideration was received by us for the issuance of the options. The options have various exercise prices with 67,509 exercisable at an exercise price of $125 per share, 2,933 exercisable at an exercise price of $225 per share, and 11,900 exercisable at an exercise price of $250 per share. The issuance of the options was made in reliance upon the exemption from the registration requirements of the Securities Act provided by
Section 4(2) of that Act, on the basis that the transaction did not involve a public offering.

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data set forth below for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 were derived from our audited financial statements and those of our predecessors. The data presented below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."


                                                                         YEAR ENDING DECEMBER 31
                                                      ----------------------------------------------------------------
                                                      1995          1996          1997          1998          1999
                                                      ----------------------------------------------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:
Revenue......................................         $     -   $       205     $    3,417     $  22,425       $64,313
Operating expenses:
   Network operating costs...................               -         1,361          7,735        37,336       110,309
   Selling, general and administrative.......            1,591        2,216          9,923        24,534        55,803
   Stock option compensation expense.........               -           240         13,870         7,080        29,833
   Depreciation and amortization.............                6          287          2,506         9,257        29,077
                                                      --------- ------------     ----------    ----------    ---------
      Total operating expenses...............            1,597        4,104         34,034        78,207       225,022
                                                      --------- ------------     ----------    ----------     --------
Loss from operations.........................           (1,597)      (3,899)       (30,617)      (55,782)     (160,709)
Other expense (a)............................               -            -              -             -         (4,297)
Interest income..............................               -            -             513         8,818         8,701
Interest expense (b).........................              (23)        (596)        (2,582)      (29,789)      (69,411)
                                                      --------- ------------    -----------    ----------     ---------
Net loss.....................................           (1,620)      (4,495)       (32,686)      (76,753)     (225,716)
Dividends and accretion on redeemable preferred
   stock ....................................               -            -          (8,904)      (18,285)      (81,633)
                                                      --------  -----------     -----------    ----------     ---------
Net loss applicable to common shareholders...         $(1,620)  $    (4,495)    $  (41,590)    $ (95,038)    $(307,349)
                                                      ========  ============    ===========    ==========    ==========
Net loss per common share....................         $ (2.70)  $     (7.49)    $   (64.93)    $ (114.42)    $ (360.88)
                                                      ========  ============   ============   ===========    ==========
Weighted average number of common shares
   outstanding...............................             600           600            641           831           852
                                                      =========     ========     ==========    ==========     ========

OTHER DATA:
Capital expenditures (including acquisitions)         $  3,498  $     9,111     $   61,146     $ 161,803     $ 440,733
Adjusted EBITDA(c)...........................           (1,591)      (3,373)       (14,241)      (39,445)     (101,799)
EBITDA(c)....................................           (1,591)      (3,613)       (28,111)      (46,525)     (135,929)
Cash used in operating activities............             (779)      (2,687)        (8,676)      (33,573)      (98,293)
Cash used in investing activities............           (1,920)     (10,174)       (62,992)     (180,198)     (277,078)
Cash provided in financing activities........            2,728       14,314         85,734       219,399       440,156



                                                                           AS OF DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                      1995          1996          1997          1998          1999
                                                      ----------------------------------------------------------------

BALANCE SHEET DATA:
Cash and cash equivalents....................         $     34      $ 1,487     $   15,553     $  21,181       $85,966
Investments held for future capital
  expenditures...............................               -            -              -         27,920            -
Restricted investments(d)....................               -            -              -             -         88,571
Networks and equipment, net..................            3,496       12,347         71,371       224,890       639,324
Total assets.................................            3,704       16,715         95,943       311,310       886,040
Long-term debt...............................            2,727       12,330         61,277       309,225       811,137
Redeemable preferred stock...................               -            -          35,925        52,033       203,790
Redeemable common stock and warrants.........               -            -          11,726        22,979        46,680
Total nonredeemable equity (deficiency)......           (1,623)         389        (26,673)     (104,353)    (384,4130)


-----------------------------------------------

(a) During the second quarter of 1999, the Company recorded a $4.3 million charge to other expense in connection with an unfavorable arbitration award. The net amount due under the terms of the award was paid in full in June 1999.

(b) Excludes capitalized interest of (i) $37,000 for 1995, (ii) $103,000 for 1996, (iii) $854,000 for 1997, (iv) $5.1 million for 1998 and (v) $6.6 million for 1999. During the construction of the Company's networks, the interest costs related to construction expenditures are capitalized.

(c) Adjusted EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization charges, stock option compensation expense (a non-cash charge) and other expense. EBITDA consists of earnings
     (loss) before all of the foregoing items except stock option compensation expense and other expense. These items are provided because they are measures commonly used in the telecommunications industry. They are presented to enhance an understanding of the Company's operating results and they are not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. Adjusted EBITDA and EBITDA are not calculated under generally accepted accounting principles and are not necessarily comparable to similarly titled measures of other companies. For a presentation of cash flows calculated under generally accepted accounting principles, see the Company's historical financial statements contained in Item 8 of this Report.

(d) Represents amounts pledged to secure the next five payments of interest on the 13 1/2% Senior Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion and analysis together with the Company's financial statements, including the notes and the other financial information appearing elsewhere in this Report. Due to our limited operating history, startup nature and rapid growth, period-to-period comparisons of financial data are not necessarily indicative, and you should not rely upon them as an indicator of our future performance. The following discussion includes forward-looking statements.

OVERVIEW

     General. We are a facilities-based competitive local exchange carrier providing telecommunications and data services in Tier III markets. The markets in which we operate are predominantly located in the Southeastern and Midwestern United States. We target as customers business, government and institutional end-users, as well as Internet service providers, long distance carriers and wireless service providers. Our objective is to provide our customers with a complete solution for their communications needs. We currently provide on-net local dial tone, Internet access infrastructure, ISDN, long distance, special access, private line and a variety of other advanced services and features.

     We have invested significant capital and effort in developing our telecommunications business. This capital has been invested in the development of our networks, the development and installation of operating systems, the introduction of services, marketing and sales efforts, and an acquisition. We expect to make significant additional capital expenditures to build additional networks, to expand current networks to additional customer buildings, long distance carrier points of presence and incumbent local exchange carrier central offices, and to broaden our service offerings, and we may consummate acquisitions. Proper management of our growth will require us to maintain cost controls, continue to assess market potential, ensure quality control in implementing our services, as well as to expand our internal management, customer care and billing and information systems, all of which will require substantial investment.

     The development, construction and expansion of our networks requires significant capital, a large portion of which is invested before any revenue is generated. We have incurred, and expect to continue to incur, significant and increasing operating losses, negative adjusted EBITDA and net cash outflows for operating and investing activities while we expand our network operations and build our customer base. Based on our experience to date and that of our competitors, we estimate that a new network will begin to generate positive EBITDA within 24 to 36 months after commencement of commercial operations. Construction periods and operating results will vary from network to network. There can be no assurance that we will be able to establish a sufficient revenue-generating customer base or gross margins in any particular market or on a consolidated basis.

     The facilities-based competitive local exchange carrier business is capital intensive. We estimate that the total initial costs associated with the purchase and installation of fiber optic cable and transmission and switching equipment, including capitalized engineering costs, will average approximately $10.0 million to $12.0 million for the fiber optic backbone and switch in each standard Tier III network, depending upon the size of the market served, the scope and complexity of the network, and the proportion of aerial to underground fiber deployment. Our actual costs could vary significantly from this range. The amounts and timing of these expenditures are subject to a variety of factors that may vary significantly with the geographic and demographic characteristics of each market. In addition to equipment and construction expenditure requirements, upon commencement of the construction phase of a network we begin to incur direct operating costs for such items as salaries and rent. As network construction progresses, we incur costs associated with construction, including preparation of rights-of-way, and increased sales, marketing, operating and administrative expenses. We capitalize certain direct costs related to network planning and construction costs for new networks.

     The initial construction of a network consists of deploying the fiber optic backbone, installing the switch and related electronics and testing the system. This takes approximately 6 months, depending upon the size and complexity of the network. The time required during the construction phase is also significantly influenced by the number of route miles involved, the mix of aerial versus underground fiber deployment, possible delays in preparing rights-of-way, provisioning fiber optic cable and electronic equipment, and required construction permits and other factors, including weather.

     Local Services. To facilitate our entry into local services, we plan to install switching equipment in all of our markets. Switches are in commercial operation in all of our 34 operating markets and we expect to be in commercial operation in 3 additional Tier III markets by the end of the first half of 2000. We also intend to install Lucent switches in any future networks which we may build. Once a switch is commercially operational, we offer local dial tone and switched data services such as ISDN, Internet access infrastructure, Local Area Network-to-Local Area Network interconnect and Wide Area Network services, as well as voice mail and other custom calling features.

     We expect operating margins to improve as switching becomes operational and switched services are provided on-net, the network is expanded (primarily by adding buildings to the network), and larger volumes of traffic are carried on our network. Although under the Telecommunications Act of 1996, incumbent local exchange carriers are required to unbundle local network elements, thereby decreasing operating expenses by permitting us to purchase only the origination and termination services we need, we cannot assure you that such unbundling will be effected in a timely manner and result in prices favorable to us.

     Revenue. Historically, we have derived our revenue primarily from resale of switched services, along with special access, private line and Internet access infrastructure services provided on our facilities. Future revenues will include increasing amounts of on-net services, long distance services and value-added data services, such as ISDN, DSL, Local Area Network-to-Local Area Network interconnect, Wide Area Network services, BRI (or Basic Rate ISDN), PRI (or Primary Rate ISDN) and port wholesale as well as other value-added services such as Centrex-type services, voice mail and other custom calling features. We maintain interconnection agreements with the major incumbent local exchange carriers in each state in which we operate. Among other things, these contracts govern the reciprocal amounts to be billed by us for terminating local traffic of Internet service providers in each state. Incumbent local exchange carriers around the country have been contesting whether the obligation to pay reciprocal compensation to competitive local exchange carriers should apply to local telephone calls from an incumbent local exchange carrier's customers to Internet service providers served by competitive local exchange carriers. The incumbent local exchange carriers claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local intrastate calls. Competitive local exchange carriers have contended that the interconnection agreements provide no exception for local calls to Internet service providers and reciprocal compensation is therefore applicable. Incumbent local exchange carriers have threatened to withhold, and in many cases have withheld, reciprocal compensation to competitive local exchange carriers for the transport and termination of these calls. During 1999, we recognized revenue from incumbent local exchange carriers of approximately $9.7 million, or 15.1% of our 1999 revenue, for such services. Payments of approximately $1.6 were received from the incumbent local exchange carriers during 1999.

     We determined to recognize this revenue because we concluded, based upon all of the facts and circumstances available to us at the time, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of those amounts was reasonably assured. On October 13, 1999, however, the Louisiana Public Service Commission ruled that local traffic to Internet service providers in Louisiana is not eligible for reciprocal compensation. As a result of that ruling, we determined that we could no longer conclude that realization of amounts attributable to reciprocal compensation for termination of local calls to Internet service providers in Louisiana was reasonably assured. Accordingly, we recorded an adjustment to reduce revenue in the quarter ended September 30, 1999, which reversed all reciprocal compensation revenue previously recognized related to Internet service provider traffic in Louisiana for the entire year of 1998 and for the first nine months of 1999. The adjustment amounted to $4.4 million, of which $1.1 million relates to the year ended December 31, 1998 and $3.3 million relates to the nine months ended September 30, 1999.

     Although incumbent local exchange carriers have disputed the entitlement of competitive local exchange carriers to reciprocal compensation for termination of local calls to Internet service providers in jurisdictions other than Louisiana as well, we have determined to continue to recognize amounts due to us for reciprocal compensation for calls in jurisdictions other than Louisiana in which we currently operate systems because we have concluded, based upon all of the facts and circumstances, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers entitlement to reciprocal compensation for such calls, that realization of such amounts is reasonably assured. South Carolina has also ruled that incumbent local exchange carriers are not obligated to pay reciprocal compensation for termination of local calls to Internet service providers. As a result, unless that decision is reversed, we will not recognize revenue for such calls in South Carolina for our systems in Spartanburg, Columbia and Charleston. In jurisdictions other than Louisiana and South Carolina we will continue to account for reciprocal compensation with the incumbent local exchange carriers, including the activity associated with the disputed Internet service provider traffic, as local traffic pursuant to the terms of our interconnection agreements. Accordingly, in these jurisdictions, we will continue to recognize revenue in the period that the traffic is terminated.

     Currently, over 30 state commissions and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls to Internet service providers, while four jurisdictions have ruled to the contrary. A number of these rulings are subject to appeal. Additional disputes over the appropriate treatment of Internet service provider traffic are pending in other states. On February 26, 1999, the Federal Communications Commission issued a declaratory ruling determining that Internet service provider traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the Federal Communications Commission determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements, and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Federal Communications Commission also requested comment on alternative federal rules to govern compensation for such calls in the future. In response to the Federal Communications Commission ruling some Regional Bell Operating Companies have asked state commissions to reopen previous decisions requiring the payment of reciprocal compensation on Internet service provider calls. Some Regional Bell Operating Companies and some competitive local exchange carriers appealed the Federal Communications Commission's declaratory ruling to the United States Court of Appeals for the District of Columbia Circuit, which issued a decision on March 24, 2000, vacating the declaratory ruling. The court stated that the Federal Communications Commission had not adequately explained its conclusion that calls to Internet service providers should not be treated as local traffic for reciprocal compensation purposes. We view this decision as favorable, but the court's direction to the Federal Communications Commission to re-examine the issue will likely result in further delay in the resolution of pending compensation disputes, and there can be no assurance as to the ultimate outcome of these proceedings.

     Operating Expenses. Our principal operating expenses consist of network operating costs, selling, general and administrative expenses, stock option compensation expense and depreciation and amortization. Network operating costs include charges from incumbent local exchange carriers for resale services, termination and unbundled network element charges; charges from long distance carriers for resale of long distance services; salaries and benefits associated with network operations, billing and information services and customer care personnel; franchise fees and other costs, including direct city administration costs. Network operating costs also include a percentage of both our intrastate and interstate revenues which we pay as universal service fund charges. Selling, general and administrative expenses consist of sales personnel and support costs, corporate and finance personnel and support costs and legal and accounting expenses. Depreciation and amortization includes charges related to plant, property and equipment and amortization of intangible assets, including franchise acquisition costs. Depreciation and amortization expense will increase as we place additional networks into service and continue to expand our existing networks.

     Interest Expense. Interest expense includes interest charges on our 13 1/2% Senior Notes, 12 1/2% Senior Discount Notes and our Amended Senior Secured Credit Facility. Interest expense also includes amortization of deferred financing costs. Interest expense will increase substantially in future periods as a result of the issuance of the 13 1/2% Senior Notes and increased borrowings under the Amended Senior Secured Credit Facility, discussed below.

1999 COMPARED TO 1998

     Revenue. Revenue increased from $22.4 million for 1998 to $64.3 million for 1999. This increase is primarily attributable to the fact that for 1999 we derived revenues from 23 markets during the entire period, as compared to 1998 when we derived revenues from only 8 markets during the entire period, and began to derive revenues from 14 additional markets during the fourth quarter of 1998. In addition, each of our markets from which we derived revenues during 1998 generated increased revenues during 1999.

     During 1998 and 1999, we recognized revenue which we believed was due to us from incumbent local exchange carriers for terminating local traffic of Internet service providers. We determined to recognize this revenue because we concluded, based upon all of the facts and circumstances known to us at the time, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of those amounts was reasonably assured. On October 13, 1999, however, the Louisiana Public Service Commission ruled that local traffic to Internet service providers in Louisiana is not eligible for reciprocal compensation. As a result of that ruling, we determined that we could no longer conclude that realization of amounts attributable to termination of local calls to Internet service providers in Louisiana was reasonably assured. Accordingly, we recorded an adjustment to reduce revenue in the third quarter of 1999, which reversed all reciprocal revenue recognized related to Internet service provider traffic in Louisiana for the entire year of 1998 and the first nine months of 1999. The adjustment amounted to $4.4 million, of which $1.1 million relates to the year ended December 31, 1998 and $3.3 million relates to the nine months ended September 30, 1999.

     Although incumbent local exchange carriers, such as BellSouth, have generally withheld payments of amounts due for reciprocal compensation to competitive local exchange carriers such as the Company for calls to Internet service providers and disputed the entitlement of competitive local exchange carriers to reciprocal compensation for such calls in jurisdictions other than Louisiana as well, we have determined to continue to recognize amounts due to us for reciprocal compensation for such calls in jurisdictions other than Louisiana and South Carolina (which is the only other jurisdiction in which we currently operate that has adopted a similar position) because we have concluded, based upon all of the facts and circumstances, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of such amounts is reasonably assured.

     Revenue for 1998 and 1999 included $14.2 million and $19.7 million, respectively, of revenue derived from resale of switched services and an aggregate of $8.2 million and $44.6 million (including, after giving effect to the third quarter 1999 $4.4 million adjustment for Louisiana, $9.7 million of revenue related to reciprocal compensation during 1999), respectively, of revenue derived from on-net special access, private line and switched services. Resale of switched services represented 63.2% of revenue in 1998 and 30.6% of revenue in 1999.

     Network Operating Costs. Network operating costs increased from $37.3 million in 1998 to $110.3 million in 1999. This increase of approximately $73.0 million was due primarily to the increase in the number of markets in which we operated in 1999 and the related increases of $27.7 million in direct costs associated with providing on-net services, resale services and leasing unbundled network element services, $19.2 million in personnel costs, $6.5 million in network support services, $6.3 million in consulting and professional services costs, $2.2 million in telecommunications costs, $2.2 million in facility costs, $1.4 million in travel costs and $7.5 million in other direct operating costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $24.5 million in 1998 to $55.8 million in 1999. This increase of approximately $31.3 million resulted primarily from increases of $20.5 million in personnel costs, $3.9 million in professional costs, $2.9 million in travel related costs, as well as increases in other marketing and general and administrative costs aggregating approximately $4.0 million. These increases were due primarily to the greater number of networks in commercial operation during 1999.

     Stock Option Compensation Expense. Stock option compensation expense, a non-cash charge, increased from $7.1 million for 1998 to $29.8 million for 1999. This increase primarily resulted from an increase in the estimated fair value of the Company's Common Stock, as well as the grant of additional option awards during 1999.

     Depreciation and Amortization. Depreciation and amortization expense increased from $9.3 million for 1998 to $29.1 million for 1999, primarily as a result of depreciation expense associated with the greater number of networks in commercial operation during 1999.

     Other Expense. During the second quarter of 1999, the Company recorded a $4.3 million charge to other expense in connection with an unfavorable arbitration award. The net amount due under the terms of the award was paid in full in June 1999.

     Interest Income. Interest income remained consistent from $8.8 million in 1998 to $8.7 million in 1999.

     Interest Expense. Interest expense increased from $29.8 million in 1998 to $69.4 million in 1999. The increase resulted primarily from the issuance of the Senior Notes in May 1999, additional accretion on the Senior Discount Notes and increased interest charges related to higher borrowings under the Senior Secured Credit Facility. The Company capitalized interest related to network construction projects of $5.1 million during 1998 and $6.6 million during 1999.

     Net Loss. For the reasons stated above, net loss increased from $76.8 million for 1998 to $225.7 million for 1999.

1998  COMPARED TO 1997

     Revenue. Revenue increased from $3.4 million for 1997 to $22.4 million for 1998. This increase is primarily attributable to the fact that for 1998 we derived revenues from 8 markets during the entire period, as well as 14 additional markets from which we began to derive revenues at various points during the period, as compared to 1997 when we derived revenues from only 1 market during the entire period, and began to derive revenues from 7 additional markets at various points during the year. In addition, each of our markets from which we derived revenues during 1997 generated increased revenues during 1998. Revenue for 1997 and 1998 included $2.3 million and $14.2 million, respectively, of revenue derived from resale of switched services and an aggregate of $1.1 million and $8.2 million (including $2.9 million of revenue from reciprocal compensation in 1998), respectively, of revenue derived from on-net special access, private line and switched services. Resale of switched services represented 67.6% of revenue in 1997 and 63.2% of revenue in 1998.

     Network Operating Costs. Network operating costs increased from $7.7 million in 1997 to $37.3 million in 1998. This increase of approximately $29.6 million was due primarily to the increase in the number of markets in which we operated in 1998 and the related increases of $14.5 million in costs associated with providing resale services and leasing unbundled network element services, $5.3 million in personnel costs, $1.6 million in consulting and professional services costs, $3.4 million in contracted network support costs, and $1.1 million in facilities related costs, $1.0 million in travel related costs and $2.7 million in other direct operating costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $9.9 million in 1997 to $24.5 million in 1998. This increase of approximately $14.6 million resulted primarily from increases of $8.5 million in personnel costs, $900,000 in professional costs (consisting primarily of legal costs relating to regulatory matters) and $1.2 million in travel related costs, as well as increases in other marketing and general and administrative costs aggregating approximately $4.0 million.

     Stock Option Compensation Expense. Stock option compensation expense, a non-cash charge, decreased from $13.9 million in 1997 to $7.1 million in 1998. These charges are directly impacted by changes in the estimated fair value of the Company's common stock. The increase in the estimated fair value of such stock in 1998 was less than the increase in 1997. The expense charge for 1998 includes the net effect of a credit resulting from the termination of the KMC Telecom Inc. stock option plan, which was substantially offset by a charge related to the adoption of the KMC Telecom Holdings, Inc., stock option plan, in September 1998.

     Depreciation and Amortization. Depreciation and amortization expense increased from $2.5 million for 1997 to $9.3 million for 1998, primarily as a result of depreciation expense associated with the greater number of networks in commercial operation during 1998, as well as higher amortization of intangible assets.

     Interest Expense. Interest expense increased from $2.6 million in 1997 to $29.8 million in 1998. This increase resulted primarily from the issuance of the Senior Discount Notes during the first quarter of 1998, which generated interest expense of $29.6 million in 1998, as well as the increased expense attributable to the higher level of borrowings under a credit facility in 1998. The Company capitalized interest of $5.1 million related to network construction projects during 1998 and $854,000 during 1997. Net Loss. For the reasons stated above, net loss increased from $32.7 million for 1997 to $76.8 million for 1998.

STOCK COMPENSATION  PLAN

     During 1996 and 1997 one of our principal operating subsidiaries granted options to purchase shares of its common stock pursuant to its 1996 Stock Plan. On June 26, 1998, the Board of Directors of the Company adopted the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates which authorizes the grant of options to purchase common stock of the Company. During the third quarter of 1998, the Company replaced the options to purchase shares of common stock of the subsidiary previously granted under its 1996 Stock Plan, with options to purchase common stock of the Company granted under the 1998 Stock Plan and granted options to certain additional employees of the Company. Upon cancellation of the outstanding options under the 1996 Stock Plan, the Company reversed all compensation expense previously recorded with respect to such options. Additionally, to the extent the fair value of the common stock of the Company exceeded the exercise price of the options granted under the 1998 Stock Plan, the Company recognized compensation expense related to such options to the extent vested. The net effect of the cancellation of the options outstanding under the 1996 Stock Plan and the grant of options under the 1998 Stock Plan resulted in a credit to compensation expense of approximately $600,000 in 1998.

     Certain provisions in the stock option awards granted under the 1998 Stock Plan will necessitate that such awards be treated as variable stock compensation awards pursuant to Accounting Principles Board Opinion No. 25. Accordingly, compensation expense will be charged or credited periodically through the date of exercise or cancellation of such stock options, based on changes in the value of the Company's stock as well as the vesting schedule of such options. These compensation charges or credits are non-cash in nature, but could have a material effect on the Company's future reported net income (loss).

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred significant operating and net losses as a result of the development and operation of our networks. We expect that such losses will continue as we emphasize the development, construction and expansion of our networks and build our customer base. As a result, there will not be any cash provided by operations in the near future and we will need to fund the expansion of our networks. We have financed our operating losses and capital expenditures with equity invested by our founders, preferred stock placements, credit facility borrowings and the 12 1/2% Senior Discount Notes and the 13 1/2% Senior Notes.

     In February 1999, we issued PIK Preferred Stock and warrants to purchase common stock for aggregate gross proceeds of $65.0 million to two purchasers. In April 1999, we issued additional shares of PIK Preferred Stock and warrants to purchase common stock to one additional purchaser for aggregate gross proceeds of $35.0 million.

     On May 24, 1999, we issued $275.0 million aggregate principal amount of 13 1/2% Senior Notes due 2009 in a private offering. On December 30, 1999, we exchanged those notes for $275.0 million aggregate principal amount of notes that had been registered under the Securities Act of 1933. Approximately $104.1 million of the proceeds of the offering were used to purchase a portfolio of U.S. treasury securities that were pledged to secure the payment of the first six interest payments on the 13 1/2% Senior Notes.

     During the first quarter of 2000, we amended and expanded our $250.0 million senior secured credit facility to a new $700.0 million facility. In connection with the amendment, the $41.0 million borrowed under our prior credit facility with Lucent Technologies, Inc. was repaid and that facility was combined into the amended facility. Under the Amended Senior Secured Credit Facility, our subsidiaries which own our 34 existing networks and the 3 networks which are to be completed by the end of the first half of 2000 are permitted to borrow up to an aggregate of $700.0 million, subject to certain conditions, for the purchase of fiber optic cable, switches and other telecommunications equipment and, once certain financial conditions are met, for working capital and other general corporate purposes. At March 29, 2000 we had $441.8 million of indebtedness outstanding under the Amended Senior Secured Credit Facility and had an additional $258.2 million in borrowing capacity available thereunder subject to certain conditions. The Amended Senior Secured Credit Facility contains a number of affirmative and negative covenants, one of which requires us to make cash capital contributions to our subsidiaries which are the borrowers thereunder of at least $185 million prior to April 1, 2001.

     In March 2000, we received a commitment from Lucent Technologies, Inc. to purchase an additional $100 million of our PIK Preferred Stock which we will apply towards the $185 million requirement referred to above. We currently contemplate raising the $85 million balance through private or public sales of securities in the capital markets.

     Net cash provided by financing activities from borrowings and equity issuances was $440.2 million for 1999. Our net cash used in operating and investing activities was $375.4 million for 1999.

     We made capital expenditures of $61.1 million in 1997 (including the acquisition of the Melbourne, Florida network for a purchase price of $2.0 million), $161.8 million in 1998 and $440.7 million in 1999. Continued significant capital expenditures are expected to be made in 2000 and thereafter. The majority of these expenditures is expected to be made for network construction and the purchase of switches and related equipment to facilitate the offering of our services. In addition, we expect to continue to incur operating losses while we expand our business and build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

     At December 31, 1999, we had outstanding commitments aggregating approximately $96.5 million related to the purchase of fiber optic cable and telecommunications equipment under our agreements with certain suppliers and service providers.

     We believe that our cash, the expected proceeds from our proposed sale of PIK Preferred Stock to Lucent and borrowings available under the Amended Senior Secured Credit Facility will be sufficient to meet our liquidity needs through the completion of our remaining 3 networks currently planned for completion by the end of the first half of 2000, as well as operating losses and capital expenditure requirements for all of our 37 markets for the next 12 months.

     However, in the event that our plans change, the assumptions upon which our plans are based prove inaccurate, we expand or accelerate our business plan or we determine to consummate acquisitions, the foregoing sources of funds may prove insufficient to complete all such networks, and we may be required to seek additional financing sooner than we currently expect. Additional sources of financing may include public or private equity or debt financings by the Company, capitalized leases and other financing arrangements.

     We will require additional financing before we can begin to implement our plans to expand into any additional Tier III markets. We are exploring a number of alternatives but we cannot assure you that we will be successful in this regard.

     We can give no assurance that additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures, which would have a material adverse effect on our business, financial condition and results of operations. Such a failure could also limit our ability to make principal and interest payments on our indebtedness, and meet our dividend and redemption obligations with respect to our preferred stock.

YEAR 2000 COMPLIANCE

     We did not experience any material business interruption as a result of the Year 2000 issue. Our own software applications functioned well and we did not experience any problems with the software applications of the local exchange carriers, long distance carriers or others on whose operations we depend or with which our systems interact. We spent approximately $150,000 in connection with our Year 2000 compliance efforts, which we expensed as incurred. This amount did not include the cost of the new billing software, operational software and financial and personnel software systems which we implemented as a result of the expansion of our business. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.

CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE RESULTS

        We Have Had a Limited Operating History and Have Incurred Negative Gross Profits, Operating Losses, Negative Cash Flow and Negative Adjusted EBITDA

     We were formed in September 1997 as a holding company. Our subsidiaries commenced material operations in 1996 and, as a result, we have had only a limited operating history and limited revenues. We have only recently completed the process of building many of our networks. Our prospects must be considered in the light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development. In connection with the construction of our networks we have incurred and expect to continue to incur significant and increasing negative gross profits, operating losses and negative adjusted EBITDA while we expand our business and build our customer base. We can give no assurance that an adequate customer base with respect to any or all of our services will be obtained or sustained.

     Our negative gross profits, operating losses, negative adjusted EBITDA, cash used by operations and capital expenditures will increase as a result of the continuation of our expansion strategy. We cannot assure you that we will achieve or sustain profitability or generate positive EBITDA or at any time have sufficient resources to meet our capital expenditure and working capital requirements or make payments on our indebtedness. We must significantly increase our revenues and cash flows to meet our debt service and preferred stock dividend obligations.

          Substantial Indebtedness

     At February 29, 2000, we had outstanding approximately $938.2 million of indebtedness outstanding. Our indebtedness could have important consequences. For example, it could:

     o    limit our ability to obtain any necessary financing in the future,

     o require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the funds available to us for other purposes, including working capital and capital expenditures,

     o limit our flexibility in planning for, or reacting to changes in, our business or the industry in which we operate,

     o make us more highly leveraged than many, if not all, of our competitors, which could place us at a competitive disadvantage compared to those of our competitors that are less leveraged, and

     o    increase our vulnerability in the event of a downturn in our business.

     If we fail to meet our obligations there could be a default on our indebtedness which would permit the holders of substantially all of our indebtedness to accelerate the maturity thereof.

     In connection with the build-out of our networks and expansion of our services, we have been experiencing increasing negative adjusted EBITDA and our earnings were insufficient to cover fixed charges for 1997, 1998 and 1999. We might not be able to improve our earnings before fixed charges or adjusted EBITDA expense. If we do not, we might not be able to meet our debt service obligations.

     We cannot assure you that our cash flow from operations and capital resources will be sufficient to repay our 13 1/2% Senior Notes, 12 1/2% Senior Discount Notes, and the Amended Senior Secured Credit Facility in full or that a substantial portion of our indebtedness will not need to be refinanced. We can give no assurance that we will be able to effect such refinancings.

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

     The Amended Senior Secured Credit Facility and the indentures applicable to our 13 1/2% Senior Notes and 12 1/2% Senior Discount Notes contain a number of significant covenants. These covenants limit our ability to, among other things:

     o    borrow additional money,

     o    make capital expenditures and other investments,

     o    pay dividends,

     o    merge, consolidate, or dispose of our assets, and

     o    enter into transactions with our affiliates.

     Under the Amended Senior Secured Credit Facility, our subsidiaries are required to meet certain financial tests at the end of each quarter. Failure to comply with these covenants could limit our ability to make further borrowings, or could result in a default under the Amended Senior Secured Credit Facility, allowing the lenders to accelerate the maturity of the loans made thereunder. There can be no assurance that we will be able to comply with such covenants in the future.

        Our Future Growth Will Require Substantial Additional Capital

     Our current plans for expansion will require substantial additional cash from outside sources. We currently anticipate that our capital expenditures for 2000 will be approximately $285.0 million. We also will have substantial net losses to fund. Our substantial cash requirements will continue into the foreseeable future.

     We believe that our cash, the expected proceeds from our proposed sale of PIK Preferred Stock to Lucent and borrowings available under our Amended Senior Secured Credit Facility, will provide sufficient funds for us to complete the initial fiber optic backbone and installation of a switch in the remaining 3 networks currently planned for completion by the end of the first half of 2000, as well as operating losses and capital expenditure requirements for all of our 37 markets for the next 12 months. Thereafter, we will require additional financing.

     However, in the event that:

     o    our plans change,

     o    the assumptions upon which our plans are based prove inaccurate,

     o    we expand or accelerate our business plan, or

     o we determine to consummate acquisitions, the foregoing sources of funds may prove to be insufficient to complete all such networks, and we may require additional financing sooner than we currently expect.

     We will require additional financing, however, before we can begin to implement our plans to expand into any additional Tier III markets. We are exploring a number of alternatives, but we cannot assure you that we will be successful in this regard.

     Additional sources of financing may include:

     o    public or private equity or debt financings,

     o    capitalized leases, and

     o    other financing arrangements.

     Pursuant to certain provisions of our Series A and Series C Cumulative Convertible Preferred Stock, and our Series E and Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, we may not increase the authorized number of shares of our preferred stock or common stock without the consent of the holders of two-thirds of the shares of those series. We currently have only three million shares of common stock authorized.

     Additional financing might not be available to us on acceptable terms, within the limitations contained in our indebtedness, or at all. Failure to obtain such additional financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures, which would have a material adverse effect on our business prospects.

     Because We Are a Holding Company, We Will Be Reliant on Funds from Our Subsidiaries to Repay Our Indebtedness and Our Subsidiaries' Creditors May Have Priority on those Funds

     We are a holding company whose sole material asset is the common stock of our subsidiaries. In connection with the Amended Senior Secured Credit Facility, we have reaffirmed the pledge of all of the common stock of our operating subsidiaries that own our 34 existing networks (and the 3 networks planned for completion by the end of the first half of 2000) to the lenders under the Amended Senior Secured Credit Facility. Our operating subsidiaries, which currently own substantially all of our operating assets, are directly liable to the lenders under the Amended Senior Secured Credit Facility.

     We must rely upon dividends and other payments from our operating subsidiaries to generate the funds necessary to meet our obligations, including the payment of principal and interest on the notes. These subsidiaries are legally distinct from us and have no obligation to pay amounts due by us. The ability of our operating subsidiaries to make such payments to us will be subject to, among other things, the availability of funds, the terms of each operating subsidiary's indebtedness and applicable state laws. In particular, the terms of the operating subsidiaries' credit facilities prohibit them from paying dividends and principal and interest on intercompany borrowings unless, among other things, they are in compliance with certain financial covenants. Accordingly, we cannot assure you that we will be able to obtain any funds from our operating subsidiaries.

     Claims of creditors of our subsidiaries, including trade creditors, will generally have priority as to the assets of such subsidiaries over the claims of the Company and the holders of our indebtedness and capital stock. We have unconditionally guaranteed the repayment of the Amended Senior Secured Credit Facility.

     Our Industry is Extremely Competitive and Many of Our Competitors Have Greater Resources Than We Do

     The telecommunications industry is extremely competitive, particularly with respect to price and service. We face competition in all of our markets. Generally, the incumbent local exchange carrier competitor is one of the Regional Bell Operating Companies, one of GTE Corporation's subsidiaries or one of Sprint Corporation's subsidiaries. The incumbent local exchange carriers:

     o    have long-standing relationships with their customers,

     o    have  financial,   technical  and  marketing  resources  substantially
          greater than ours,

     o have the potential to fund competitive services with revenues from a variety of businesses, and

     o currently benefit from certain existing regulations that favor the incumbent local exchange carriers over us in certain respects.

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

     Potential competitors in our markets include:

     o    microwave and satellite carriers,

     o    wireless telecommunications providers,

     o    cable  television  companies,   utilities,   Regional  Bell  Operating
          Companies seeking to operate outside their current local service areas, and

     o    large long distance  carriers,  such as AT&T and MCI  WorldCom,  which
          have   begun   to   offer   integrated   local   and   long   distance
          telecommunications services.

     Consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors for us. One of the primary purposes of the Telecommunications Act of 1996 is to promote competition, particularly in local markets. We believe that Tier III markets will also see more agent and distributor resale initiatives.

     Recent regulatory initiatives allow competitive local exchange carriers like us to interconnect with incumbent local exchange carrier facilities. This provides increased business opportunities for us. However, these regulatory initiatives have been accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent local exchange carriers. If the incumbent local exchange carriers engage in increased volume and discount pricing practices or charge competitive local exchange carriers increased fees for interconnection to their networks, or if the incumbent local exchange carriers delay implementation of interconnection to their networks, our business, financial condition and results of operations could be adversely affected.

     To the extent we interconnect with and use incumbent local exchange carrier networks to service our customers, we are dependent upon the technology and capabilities of the incumbent local exchange carriers to provide services and to maintain our service standards. We will become increasingly dependent on interconnection with incumbent local exchange carriers as switched services become a greater percentage of our business. The Telecommunications Act imposes interconnection obligations on incumbent local exchange carriers, but we cannot assure you that we will be able to obtain the interconnections we require at desirable rates, terms and conditions. In the event that we experience difficulties in obtaining appropriate and reasonably priced service from the incumbent local exchange carriers, our ability to serve our customers would be impaired.

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

     We expect to experience declining prices and increasing price competition. We might not be able to achieve or maintain adequate market share or revenue, or compete effectively, in any of our markets. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

     The Regional Bell  Operating  Companies and GTE Companies Have Disputed the
     Entitlement   of  Competitive   Local   Exchange   Carriers  to  Reciprocal
     Compensation for Certain Calls to Internet Service Providers

     Every time a customer of a Regional Bell Operating Company calls an Internet service provider that is one of our customers, we are entitled to receive payment from the Regional Bell Operating Company or a GTE Company. This payment is called "reciprocal compensation." The Regional Bell Operating Companies and GTE Companies object to making reciprocal compensation payments and are seeking to have this changed by legislation, regulation and litigation. The Regional Bell Operating Companies and GTE Companies have threatened to withhold, and in many cases have withheld, reciprocal compensation for the transport and termination of such calls. We recognized revenue of approximately $2.9 million, or 12.9% of our 1998 revenue, from incumbent local exchange carriers related to reciprocal compensation. We recognized revenue of approximately $9.7 million, or 15.1% of our revenue, related to these calls for 1999. Payments of approximately $135,000 and $1.6 million were received from the incumbent local exchange carriers during 1998 and 1999, respectively.

     We determined to recognize this revenue because we concluded, based upon all of the facts and circumstances available to us at the time, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of those amounts was reasonably assured. On October 13, 1999, however, the Louisiana Public Service Commission ruled that local traffic to Internet service providers in Louisiana is not eligible for reciprocal compensation. As a result of that ruling, we determined that we could no longer conclude that realization of amounts attributable to reciprocal compensation for termination of local calls to Internet service providers in Louisiana was reasonably assured. Accordingly, we recorded an adjustment to reduce revenue in the quarter ended September 30, 1999, which reversed all reciprocal compensation revenue previously recognized related to Internet service provider traffic in Louisiana for the entire year of 1998 and for the first nine months of 1999. The adjustment amounted to $4.4 million, of which $1.1 million relates to the year ended December 31, 1998 and $3.3 million relates to the nine months ended September 30, 1999.

     Although incumbent local exchange carriers have disputed the entitlement of competitive local exchange carriers to reciprocal compensation for termination of local calls to Internet service providers in jurisdictions other than Louisiana as well, we have determined to continue to recognize amounts due to us for reciprocal compensation for calls in jurisdictions other than Louisiana in which we operate systems because we have concluded, based upon all of the facts and circumstances, including numerous state public service commissions and state and federal court decisions upholding competitive local exchange carriers entitlement to reciprocal compensation for such calls, that realization of such amounts is reasonably assured. South Carolina has also ruled that incumbent local exchange carriers are not obligated to pay reciprocal compensation for termination of local calls to Internet service providers. As a result, unless that decision is reversed, we will not recognize revenue for such calls in South Carolina for our systems in Spartanburg, Columbia and Charleston.

     Currently, over 30 state commissions and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls to Internet service providers, while four jurisdictions have ruled to the contrary. A number of these rulings are subject to appeal. Additional disputes over the appropriate treatment of Internet service provider traffic are pending in other states.

     On February 26, 1999 the Federal Communications Commission issued a declaratory ruling determining that Internet service provider traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the Federal Communications Commission determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements, and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Federal Communications Commission also requested comment on alternative federal rules to govern compensation for such calls in the future. In response to the Federal Communications Commission ruling some Regional Bell Operating Companies have asked state commissions to reopen previous decisions requiring the payment of reciprocal compensation on Internet service provider calls. Some Regional Bell Operating Companies and some competitive local exchange carriers appealed the Federal Communications Commission's declaratory ruling to the United States Court of Appeals for the District of Columbia Circuit, which issued a decision on March 24, 2000, vacating the declaratory ruling. The court stated that the Federal Communications Commission had not adequately explained its conclusion that calls to Internet service providers should not be treated as local traffic for reciprocal compensation purposes. We view this decision as favorable, but the court's direction to the Federal Communications Commission to re-examine the issue will likely result in further delay in the resolution of pending compensation disputes, and there can be no assurance as to the ultimate outcome of these proceedings.

     Our management will continue to consider the circumstances surrounding this dispute periodically in determining whether reserves against unpaid balances are warranted. As of December 31, 1999, no reserves are considered necessary by management.

     Our interconnection agreements provide for reciprocal compensation. As these expire, the incumbent local exchange carriers are expected to refuse to execute new agreements that provide for reciprocal compensation for such traffic. This is the case for our interconnection agreement with BellSouth, which expired in February, 1999. Upon termination of our interconnection agreements, if we cannot agree on reciprocal compensation with the incumbent local exchange carrier, the matter will be referred for arbitration to the state public utility commissions. If new interconnection agreements do not provide for reciprocal compensation, this could have a material adverse effect on our business, financial condition and results of operations.

     There Are Significant Risks in Our Expansion Strategy and a Failure to Manage Our Growth Effectively Could Adversely Affect Our Operations

     We must achieve substantial growth in order to meet our payment obligations under our indebtedness. Our networks have only recently become commercially operational and we have only recently deployed switches in our networks. Our success will depend, among other things, upon our ability to:

     o    assess potential markets,

     o design and build fiber optic backbone routes that provide ready access to a substantial customer base,

     o    achieve a sufficient customer base,

     o    install facilities,

     o    obtain  required  rights-of-way,   building  access  and  governmental
          permits,

     o implement interconnection and collocation with the incumbent local exchange carriers,

     o obtain unbundled network elements from incumbent local exchange carriers, and

     o    secure financing.

     In addition, we may make additional acquisitions of existing businesses. Acquisitions could divert our resources and management time and would require integration with our management information, payroll and other systems, and with our existing networks and service offerings.

     We cannot assure you that any expansions of our networks will be completed on schedule, at a reasonable cost or within our specifications.

     Our growth may place a significant strain on our financial, management and operational resources. Our future performance will depend, in part, upon our ability to:

     o    manage our growth effectively,

     o    monitor operations,

     o    control costs, and

     o    maintain effective quality control.

     This will require us to continue to implement and improve our operating, financial and accounting systems, to expand, train and manage our employee base and to effectively manage the integration of acquired businesses.

     If we fail to expand in accordance with our plans or to manage our growth, there would be a material adverse effect on our business, financial condition and results of operations. In addition, the establishment of new operations or acquisitions will involve significant expenses in advance of anticipated revenues and may cause fluctuations in our operating results.

     There Are Significant Risks Involved in Implementation of Our Business Plan

     We are a recent entrant into the competitive local telecommunications services industry. The local telecommunications services market was virtually closed to competition until the Telecommunications Act of 1996 and related regulatory rulings eliminated many barriers to entry. There are numerous operating complexities associated with providing these services. We will be required to develop new products, services and systems and will need to develop new marketing initiatives to sell these services. We have limited experience providing switched access and local dial tone services and we cannot assure you that we will be able to successfully implement our switched and data services strategy.

     We are deploying high capacity digital switches in our markets. This will enable us to offer local dial tone and a variety of switched access services and data services. We expect to incur negative gross profits and negative adjusted EBITDA from our switched services in any given market during the 24 to 36 month period after the switch is deployed. We expect operating margins to improve as each network is expanded and larger volumes of traffic are carried on our network. Implementation of our switched and data services is also subject to the ability of our equipment manufacturers to meet our switch deployment schedule. We cannot assure you that all of our switches will be deployed on the schedule that we presently contemplate or that, if deployed, our switches will be utilized to the degree that we presently expect.

     Our services may not be profitable due to, among other factors:

     o    lack of customer demand,

     o inability to secure access to incumbent local exchange carrier facilities at acceptable rates,

     o competition and pricing pressure from other competitive local exchange carriers and the incumbent local exchange carriers, and

     o    cost overruns in connection with network build-outs.

     The franchises that we obtain may require us to complete the build-out of our network within a period specified in the franchise grant. If we are unable to complete the build-out of a network within the specified period, and unable to obtain an extension of time in which to complete the build-out, our franchise agreement may be terminable by the local authority.

     We Must Improve Our Customer Service Systems

     Sophisticated information and processing systems are vital to our growth and our ability to monitor costs, bill customers, provision customer orders and achieve operating efficiencies. Until recently our billing and information systems were produced largely in-house with partial reliance on third-party vendors and these systems have generally met our needs due in part to our low volume of bills and orders. As we expand our services and our customer base, the need for sophisticated billing and information systems has increased significantly. We have recently embarked upon a program to implement a full suite of order management, customer service, billing and financial applications. These applications include electronic order tracking software developed by Eftia OSS Solutions Inc., software providing comprehensive billing functions developed by Billing Concepts Systems, Inc., and financial software developed by People Soft, Inc. Initial installation of the new operational support systems commenced during the third quarter of 1999, with development and expansion to continue over the next 12 months. The initial installation of the new billing and financial systems was completed during the second quarter of 1999. Additional development of the billing and financial systems will take place over the next 9 months. Our failure to:

     o    implement the new operational support systems on a timely basis,

     o    adequately identify all of our information and processing needs, or

     o    upgrade our systems as necessary,

could have a material adverse effect on our business, financial condition and results of operations.

     We Will Be Reliant on Incumbent Local Exchange Carriers for Interconnection and Provisioning

     In each of our markets, we rely on incumbent local exchange carriers to originate and terminate all of our switched services traffic until our own switch becomes operational. Although the incumbent local exchange carriers are legally required to "unbundle" their services and permit us to purchase only the origination and termination services we need, thereby decreasing operating expenses, we cannot assure you that such unbundling will be timely or result in favorable prices. The Supreme Court overturned the Federal Communications Commission's rules regarding what network elements must be unbundled by the incumbent local exchange carriers, and remanded to the Federal Communications Commission the question of which network elements are "necessary" to competing carriers such as the Company. On November 5, 1999, the Federal Communications Commission issued an order and proposed rulemaking establishing the network elements that must be offered by incumbent local exchange carriers as unbundled network elements. The Supreme Court's decision also creates some uncertainty regarding the legal status of complaints filed at the Federal Communications Commission to enforce interconnection agreements.

     Carrying customer traffic on our own network generates substantially higher margins than reselling (i.e. paying an incumbent local exchange carrier to carry the traffic over its network). We are in the process of bringing our customers on-net, so that their traffic will generate better margins. During 1999 we significantly expanded our internal department that deals with bringing customers on-net. During the next 12 months we expect to begin transmitting our orders to the incumbent local exchange carriers electronically. However, we are dependent on the incumbent local exchange carriers to carry out the conversion process. During 1998 and 1999, 63% and 31%, respectively, of our revenue was from reselling.

     We cannot bring a customer on-net unless the incumbent local exchange carrier sends a technician to physically alter its network. Historically, the incumbent local exchange carriers have not stationed a large number of technicians in Tier III markets. We believe that incumbent local exchange carriers are increasing their technical staffs in Tier III markets, but they are still not able to process our orders promptly.

     In addition, the incumbent local exchange carriers have a financial incentive to delay this process. Accordingly, we expect to face substantial delays in bringing our resale customers on-net, which will delay our ability to improve our financial results as much as we would like.

     The foregoing factors could result in a material adverse effect on our business, financial condition and results of operations.

     There Are Significant Risks of Entry into the Long Distance Business

     In order to offer our end-user customers a complete package of telecommunications services, we recently began to offer long distance services. As a new entrant in the long distance business, we expect to generate low gross margins and substantial start-up expenses as we roll out our long distance service offerings.

     Long distance telecommunications services involve the origination of traffic from end-user customers to our telecommunications switches. From these, we will rely on other carriers to provide transmission and termination services for our long distance traffic and will therefore be dependent on such carriers. We enter into resale agreements with long distance carriers to provide us with long distance transmission services. These agreements typically provide for the resale of long distance services on a per minute basis (some with minimum volume commitments or volume discounts). The negotiation of these agreements involves estimates of future supply and demand for long distance telecommunications transmission capacity, as well as estimates of the calling pattern and traffic levels of our future long distance customers. Should we fail to meet our minimum volume commitments, if any, pursuant to these resale agreements, we may be obligated to pay underutilization charges or we may lose the benefit of all or a portion of the volume discounts we have negotiated. Likewise, we may underestimate our need for long distance facilities and therefore be required to obtain the necessary transmission capacity in "spot markets" which are often more expensive than longer term contracts. We cannot assure you that we will acquire long distance capacity on favorable terms or that we can accurately predict long distance prices and volumes so that we can generate favorable gross margins from our long distance business. Our success in entering into the long distance business will be dependent upon, among other things:

     o our ability to select new equipment and software and integrate these into our networks,

     o    our ability to hire and train qualified personnel,

     o our ability to enhance our billing, back-office and information systems to accommodate long distance services, and

     o the acceptance by potential customers of our long distance service offerings.

     If our long distance transmission business fails to generate favorable gross margins, or if we fail in any of the foregoing respects, such failure may have a material adverse effect on our business, financial condition and results of operations.

     There Are Significant Risks of Entry into the Data Transmission Business

     To complement our telecommunications services offerings, we began offering data transmission services in certain of our markets in 1997. We now offer ISDN, Internet access infrastructure, Local Area Network-to-Local Area Network interconnect and Wide-Area Network services and we are developing product applications for DSL, port wholesale, frame relay and ATM services to complement our existing data services. These services are primarily targeted at large and medium sized businesses with substantial data communications requirements. In providing these services, we will be dependent upon vendors for equipment, as well as ongoing training and support and other matters. The success of our entry into the data transmission business will be dependent upon, among other things:

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

     We Are Subject to Significant Government Regulation Which May Change in an Adverse Manner

     Our networks and the provision of switched and private line services are subject to significant regulation at the federal, state and local levels. The telecommunications industry in general, and the competitive local exchange carrier industry in particular, are undergoing substantial regulatory change and uncertainty. We cannot assure you that future regulatory, judicial or legislative changes, or other regulatory activities will not have a material adverse effect on our business, financial condition and results of operations.

     The Terms of Our Indebtedness May Restrict Our Corporate Activities

     The documents under which our long-term debt was issued contain a number of significant covenants. These covenants limit, among other things, our ability to:

     o    borrow additional money,

     o    create liens,

     o    engage in sale-leaseback transactions,

     o    pay dividends,

     o    make investments,

     o    sell assets,

     o    issue capital stock,

     o    redeem capital stock,

     o    merge or consolidate, and

     o    enter into transactions with our stockholders and affiliates.

     However, the limitations contained in the documents under which our long-term debt was issued are subject to a number of important qualifications and exceptions. In particular, while the indenture applicable to our 12 1/2% Senior Discount Notes and the indenture applicable to the 13 1/2% Senior Notes restrict our ability to incur additional indebtedness, they do permit us to incur an unlimited amount of purchase money indebtedness. If we incur new indebtedness, the related risks that we and our subsidiaries now face could intensify. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

        We Are Dependent on Third Parties for Our Rights-of-Way and Franchises

     We must obtain easements, rights-of-way, entry to premises, franchises and licenses from various private parties, actual and potential competitors and state and local governments in order to construct and operate our networks, some of which may be terminated upon 30 or 60 days' notice to us. We cannot assure you that we will obtain rights-of-way and franchise agreements on acceptable terms or that current or potential competitors will not obtain similar rights-of-way and franchise agreements that will allow them to compete against us. If any of our existing franchise or license agreements were terminated or not renewed and we were forced to remove our fiber optic cables or abandon our networks in place, such termination could have a material adverse effect on our business, financial condition and results of operations.

     The Telecommunications Industry is Subject to Rapid Technological Change

     The telecommunications industry is subject to rapid and significant changes in technology, and we must rely on third parties for the development of and access to new technology. We cannot predict the effect of technological changes on our business. We believe our future success will depend, in part, on our ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customer demands. We may not be able to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customers' demands. A failure to do so would have a material adverse effect on our business, financial condition and results of operations.

        The Future Success of Our Business Depends Upon Certain Key Personnel

     We believe that the efforts of a small number of key management and operating personnel will largely determine our success and the loss of any such persons could adversely affect us. We do not maintain so-called "key man" insurance on any of our personnel. We have employment agreements with Mr. Kamine, the Chairman of our Board of Directors, and Mr. Young, our President and Chief Operating Officer, which currently run through December 31, 2002. Our success will also depend in part upon our ability to hire and retain highly skilled and qualified operating, marketing, financial and technical personnel. The competition for qualified personnel in the telecommunications industry is intense and, accordingly, we may not be able to hire or retain necessary personnel. Our failure to hire or retain necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risks relating to our operations result primarily from changes in interest rates. The substantial majority of our long-term debt bears interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. We are subject to the risk that market interest rates will decline and the interest expense due under the fixed rate debt will exceed the amounts due based on current market rates. We have entered into an interest rate swap agreement with a commercial bank to reduce the impact of changes in interest rates on a portion of our outstanding variable rate debt. The agreement effectively fixes the interest rate on $125.0 million of our outstanding variable rate borrowings under the Amended Senior Secured Credit Facility due 2007. The interest rate swap agreement terminates in April 2004.

     The following table provides information about our significant financial instruments that are sensitive to changes in interest rates (in millions):


                                            Fair Value on           Future Principal Payments
                                            December 31,
                                               1999         2000   2001   2002   2003  2004   Thereafter   Total
                                            ---------------------------------------------------------------------

Long-Term Debt:
   Fixed Rate:

      Senior Discount Notes,
         Interest payable at 12 1/2%,
         Maturing 2008....................       $ 275.7    $ -    $ -   $  -   $  -   $ -      $ 301.1   $ 301.1

      Senior Notes,
         Interest payable at 13 1/2 %,
         Maturing 2009....................         263.5      -      -      -      -     -        275.0     275.0

   Variable rate:

     Amended Senior Secured Credit
         Facility,
         interest variable (10.26% at
         December 31, 1999)(a)............         235.0      -      -     .5    22.5   35.6      176.4     235.0
                                            ---------------------------------------------------------------------
   Interest rate swap:
      Variable rate for fixed rate........         (3.9)   $ -      -      -       -      -          -        -
                                            ---------------------------------------------------------------------

         Total............................       $ 770.3    $ -    $ -   $ .5   $22.5  $35.6    $ 752.5   $ 811.1
                                            =====================================================================

-----------------------------------------------

(a) Pay interest rate is based on a variable rate, which at our option, is determined by either a base rate or LIBOR, plus, in each case, a specified margin.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following statements are filed as part of this Annual Report on Form 10-K:


                                                                                               FORM 10-K
                                                                                                PAGE NO.
                                                                                              ------------

        Report of Independent Auditors.................................................             39

        Consolidated Balance Sheets as of December 31, 1998 and 1999...................             40

        Consolidated Statements of Operations for the years ended December 31, 1997,
           1998 and 1999...............................................................             41

        Consolidated Statements of Redeemable and Nonredeemable Equity for  the years
           ended December 31, 1997, 1998 and 1999......................................             42

        Consolidated Statements of Cash Flows for the years ended December 31,
           1997, 1998 and 1999.........................................................             44

        Notes to Consolidated Financial Statements.....................................             45

        Independent Auditors' Report on Schedules......................................             72

        Schedule I - Condensed Financial Information of Registrant.....................             73

        Schedule II - Valuation and Qualifying Accounts................................             82

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
KMC Telecom Holdings, Inc.

We have audited the consolidated balance sheets of KMC Telecom Holdings, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, redeemable and nonredeemable equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMC Telecom Holdings, Inc. as of December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                              /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
January 31, 2000, except for Note 18
  as to which the date is March 28, 2000

                                                      KMC TELECOM HOLDINGS, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                            (IN THOUSANDS)

                                                                                        DECEMBER 31
                                                                                ------------------------------
                                                                                   1998             1999
                                                                                -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents..............................................        $   21,181       $   85,966
   Restricted investments.................................................               --            37,125
   Accounts receivable, net of allowance for doubtful accounts of $350
      and $5,551 in 1998 and 1999, respectively...........................             7,539           27,373
   Prepaid expenses and other current assets..............................             1,315            1,375
                                                                                -------------    -------------
Total current assets......................................................            30,035          151,839

Investments held for future capital expenditures..........................            27,920              --
Long-term restricted investments..........................................               --            51,446
Networks and equipment, net...............................................           224,890          639,324
Intangible assets, net....................................................             2,829            3,602
Deferred financing costs, net.............................................            20,903           38,816
Other assets..............................................................             4,733            1,013
                                                                                -------------    -------------
                                                                                  $  311,310       $  886,040
                                                                                =============    =============

LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable.......................................................        $   21,052       $  167,490
   Accrued expenses.......................................................             9,187           37,047
   Deferred revenue.......................................................             1,187            4,309
                                                                                -------------    -------------
Total current liabilities.................................................            31,426          208,846

Notes payable.............................................................            41,414          235,000
Senior notes payable......................................................               --           275,000
Senior discount notes payable.............................................           267,811          301,137
                                                                                -------------    -------------
Total liabilities.........................................................           340,651        1,019,983

Commitments and contingencies

Redeemable equity:
   Senior  redeemable,  exchangeable,  PIK preferred  stock,  par value
      $.01 per share;  authorized:  -0-  shares in 1998 and 630  shares in 1999;  shares issued and outstanding:
       Series E, -0- in 1998 and 65 shares in 1999 ($65,004 liquidation
          preference).....................................................               --            50,770
       Series F, -0- in 1998 and 44 shares in 1999 ($44,177 liquidation
          preference).....................................................               --            41,370
   Redeemable cumulative  convertible preferred stock, par value $.01 per share; 499 shares authorized; shares issued and outstanding:
       Series A, 124 shares in 1998 and 1999 ($12,380 liquidation
          preference).....................................................            30,390           71,349
       Series C, 175 shares in 1998 and 1999 ($17,500 liquidation
          preference).....................................................            21,643           40,301
   Redeemable common stock, shares issued and outstanding, 224 in 1998
      and 1999............................................................            22,305           33,755
   Redeemable common stock warrants.......................................               674           12,925
                                                                                -------------    -------------
Total redeemable equity...................................................            75,012          250,470
Nonredeemable equity (deficiency)
   Common stock, par value $.01 per share; 3,000 shares authorized,
     issued and outstanding, 614 shares in 1998 and 629 shares in 1999....                 6                6
  Additional paid-in capital..............................................            13,750              --
  Unearned compensation...................................................            (5,824)          (9,163)
  Accumulated deficit.....................................................          (112,285)        (375,256)
                                                                                -------------    -------------
Total nonredeemable equity (deficiency)...................................          (104,353)        (384,413)
                                                                                -------------    -------------
                                                                                  $  311,310       $  886,040
                                                                                =============    =============

                                                                                        See accompanying notes.


                                                           KMC TELECOM HOLDINGS, INC.
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              YEAR ENDED DECEMBER 31
                                                                    ----------------------------------------------
                                                                      1997             1998             1999
                                                                    ------------     ------------     ------------

Revenue.......................................................       $    3,417       $   22,425       $   64,313

Operating expenses:
   Network operating costs....................................            7,735           37,336          110,309
   Selling, general and administrative........................            9,923           24,534           55,803
   Stock option compensation expense..........................           13,870            7,080           29,833
   Depreciation and amortization..............................            2,506            9,257           29,077
                                                                    ------------     ------------     ------------
Total operating expenses......................................           34,034           78,207          225,022
                                                                    ------------     ------------     ------------

Loss from operations..........................................          (30,617)         (55,782)        (160,709)

Other expense.................................................              --               --            (4,297)
Interest income...............................................              513            8,818            8,701
Interest expense..............................................           (2,582)         (29,789)         (69,411)
                                                                    ------------     ------------     ------------
Net loss......................................................          (32,686)         (76,753)        (225,716)
                                                                    ------------     ------------     ------------

Dividends and accretion on redeemable preferred stock.........           (8,904)         (18,285)         (81,633)
                                                                    ------------     ------------     ------------

Net loss applicable to common shareholders....................       $  (41,590)      $  (95,038)      $ (307,349)
                                                                    ============     ============     ============

Net loss per common share.....................................       $   (64.93)      $  (114.42)       $ (360.88)
                                                                    ============     ============     ============

Weighted average number of common shares outstanding..........              641              831              852
                                                                    ============     ============     ============



                                                                                             See accompanying notes.

                                                    KMC TELECOM HOLDINGS, INC.
                                  CONSOLIDATED STATEMENTS OF REDEEMABLE AND NONREDEEMABLE EQUITY
                                           YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                                          (IN THOUSANDS)





                                                                                          Redeemable Equity

                                           ---------------------------------------------------------------------------------------

                                                                          PREFERRED STOCK
                                           ----------------------------------------------------------------------------
                                             SERIES A     SERIES C       SERIES D        SERIES E        SERIES F            COM-
                                           ---------------------------------------------------------------------------------------
                                           SHARES  AMOUNT SHARES  AMOUNT SHARES  AMOUNT  SHARES  AMOUNT  SHARES   AMOUNT   SHARES
                                           ---------------------------------------------------------------------------------------
Balance, December 31, 1996                   -    $   -    -     $    -   -     $   -    -       $  -    -       $  -      -


Conversion of convertible notes
payable of Series A Preferred Stock          124   11,519

Issuance of warrants

Issuance of common stock and exercise
of warrants                                                                                                                133

Issuance of Series C Preferred Stock                        150    14,199

Issuance of Series D Preferred Stock                                        25   2,299

Accretion on redeemable equity                      7,360             468           80

Issuance and adjustment to fair value of stock options to employees

Amortization of unearned compensation

Increase in fair value of stock options
issued to non-employees

Net loss

                                           =========================================================================================
Balance, December 31, 1997                   124   18,879  150    14,667    25    2,379  -          -    -          -      -



Conversion of Series D Preferred Stock                      25     2,379   (25)  (3,379)
to Series C Preferred Stock

Issuance of common stock                                                                                                    91

Accretion on redeemable equity                     11,511          4,597

Payment of dividends on preferred stock
of subsidiary

Issuance of warrants

Cancellation of KMC Telecom stock
options

Issuance and adjustment to fair value of stock options to employees

Issuance and adustment to fair value of
stock options to non-employees

Amortization of unearned compensation

Net loss

                                           =========================================================================================
Balance, December 31, 1998                   124   30,390  175    21,643      -     -    -           -   -         -       224






                                        Redeemable Equity (cont'd)                 Nonredeemable Equity (Deficiency)
                                        -----------------------------  ------------------------------------------------------------
                                                                                                                          TOTAL

                                                              TOTAL                  ADDITIONAL                      NONREDEEMABLE

                                         MON  STOCK         REDEEMABLE  COMMON STOCK  PAID-IN    UNEARNED   ACCUMULATED   EQUITY
                                         -----------------             --------------
                                         AMOUNT   WARRANTS   EQUITY    SHARES AMOUNT  CAPITAL   COMPENSATION  DEFICIT  (DEFICIENCY)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 1996                $   -    $   -     $  -         600    $6   $ 4,468    $ (1,239)   $ (2,846)   $   389


Conversion of convertible notes
payable of Series A Preferred Stock                           11,519                                                           -

Issuance of warrants                                2,025      2,025                                                           -

Issuance of common stock and exercise
of warrants                                10,863  (1,500)     9,363       14                                                  -

Issuance of Series C Preferred Stock                          14,199                                                           -

Issuance of Series D Preferred Stock                           2,299

Accretion on redeemable equity                324      14      8,246                   (8,246)                             8,246

Issuance and adjustment to fair value of
stock options to employees                                                             14,296     (14,296)                     -

Amortization of unearned compensation                                                               9,014                  9,014

Increase in fair value of stock options
issued to non-employees                                                                 4,856                              4,856

Net loss
                                                                                                              (32,686)   (32,686)
                                           =========================================================================================
Balance, December 31, 1997                 11,187     539     47,651      614     6    15,374      (6,521)    (35,532)   (26,673)



Conversion of Series D Preferred Stock
to Series C Preferred Stock                                        -                                                            -

Issuance of common stock                   9,500               9,500                                                            -

Accretion on redeemable equity             1,618      135     17,861                  (17,861)                            (17,861)

Payment of dividends on preferred stock
of subsidiary                                                                            (592)                               (592)

Issuance of warrants                                                                   10,446                              10,446

Cancellation of KMC Telecom stock
options                                                                               (26,191)      4,845                 (21,346)

Issuance and adjustment to fair value of
stock options to employees                                                             27,906      27,906                       -

Issuance and adustment to fair value of
stock options to non-employees                                                          4,668                               4,668

Amortization of unearned compensation                                                              23,758                  23,758

Net loss                                                                                                      (76,753)    (76,753)

                                         ===========================================================================================
Balance, December 31, 1998                22,305      674     75,012      614     6    13,750      (5,824)   (112,285)   (104,353)



                                                                                                             See accompanying notes.

                                                    KMC TELECOM HOLDINGS, INC.
                                  CONSOLIDATED STATEMENTS OF REDEEMABLE AND NONREDEEMABLE EQUITY
                                           YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                                          (IN THOUSANDS)





                                                                                          Redeemable Equity

                                           ---------------------------------------------------------------------------------------

                                                                          PREFERRED STOCK
                                           ----------------------------------------------------------------------------
                                             SERIES A     SERIES C       SERIES D        SERIES E        SERIES F             COM-
                                           ---------------------------------------------------------------------------------------
                                           SHARES  AMOUNT SHARES  AMOUNT SHARES  AMOUNT  SHARES  AMOUNT  SHARES   AMOUNT   SHARES
                                           ---------------------------------------------------------------------------------------
Balance, December 31, 1998
(carried forward)                            124  $30,390  175   $21,643     -    $  -      -     $  -      -      $         224

Issuance of Series E Preferred Stock                                                       60     44,829

Issuance of Series F Preferred Stock                                                                        40    34,817

Stock dividend of Series E Preferred
Stock                                                                                       5      5,004

Stock dividend of Series F Preferred
Stock                                                                                                        4     4,177

Issuance of warrants

Reclassification of warrants
related to "put rights"

Exercise of warrants

Accretion on redeemable equity                     40,959         18,658                             937           2,376

Issuance and adjustment to fair
value of stock option to employees

Adjustment to fair value of
stock options to non-employees

Amortization of
unearned compensation

Exercise of stock
options

Reclassification of
additional paid-in
capital deficiency

Net loss
                                           =========================================================================================
Balance, December 31, 1999                   124  $71,349  175   $40,301     -    $  -     65    $50,770     44   $41,370    224
                                           =========================================================================================



                                         Redeemable Equity (cont'd)    Nonredeemable Equity (Deficiency)
                                         ----------------------------  ------------------------------------------------------------
                                                                                                                          TOTAL

                                                              TOTAL                  ADDITIONAL                      NONREDEEMABLE

                                         MON STOCK          REDEEMABLE  COMMON STOCK  PAID-IN    UNEARNED   ACCUMULATED   EQUITY
                                         -----------------             --------------
                                         AMOUNT   WARRANTS   EQUITY    SHARES AMOUNT  CAPITAL   COMPENSATION  DEFICIT  (DEFICIENCY)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 1998
(carried forward)                        $22,305   $ 674    $75,012    614       $6   $13,750    $(5,824)   $(112,285)   $(104,353)

Issuance of Series E Preferred Stock                         44,829                                                              -

Issuance of Series F Preferred Stock                         34,817                                                              -

Stock dividend of Series E Preferred
Stock                                                         5,004                    (5,004)                              (5,004)

Stock dividend of Series F Preferred
Stock                                                         4,177                    (4,177)                              (4,177)

Issuance of warrants                              10,606     10,606                       749                                  749

Reclassification of warrants
related to "put rights"                             (249)      (249)                      249                                  249

Exercise of warrants                                                                        1                                    1

Accretion on redeemable equity           11,450    1,894     76,274                   (76,274)                             (76,274)

Issuance and adjustment to fair
value of stock option to employees                                                     27,286    (27,286)                        -

Adjustment to fair value of
stock options to non-employees                                                          5,832                                5,832

Amortization of
unearned compensation                                                                             23,947                    23,947

Exercise of stock
options                                                                 15                333                                  333

Reclassification of
additional paid-in
capital deficiency                                                                     37,255                 (37,255)           -

Net loss                                                                                                     (225,716)    (225,716)
                                   =================================================================================================
Balance, December 31, 1999              $33,755  $12,925   $250,470    629    $6      $     -    $(9,163)   $(375,256)   $(384,413)
                                   =================================================================================================


                                                                                                             See accompanying notes.

                                       43

                           KMC TELECOM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31
                                                                       1997         1998         1999
                                                                     -------      --------      ------
OPERATING ACTIVITIES
Net loss......................................................    $  (32,686)   $  (76,753)   $(225,716)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization..............................         2,506         9,257        29,077
   Provision for doubtful accounts............................            34           370         5,263
   Non-cash interest expense..................................           610        25,356        31,141
   Non-cash stock option compensation expense.................        13,870         7,080        29,833
   Changes in assets and liabilities:
     Accounts receivable......................................        (1,330)       (6,591)      (25,097)
     Prepaid expenses and other current assets................          (346)         (826)          (60)
     Accounts payable.........................................         2,934         7,449        29,319
     Accrued expenses.........................................         6,062         2,953        24,227
     Due to affiliates........................................           (35)          (47)            -

     Other assets.............................................          (295)       (1,821)        3,720
                                                                      -------      --------      --------

Net cash used in operating activities.........................        (8,676)      (33,573)      (98,293)
                                                                      -------      --------      --------
INVESTING ACTIVITIES
Construction of networks and purchases of equipment...........       (59,146)     (148,580)     (318,536)
Acquisitions of franchises, authorizations and related assets.        (1,846)       (1,147)       (1,992)
Cash paid for acquisition of Melbourne Network................        (2,000)            -             -
Deposit on purchase of equipment..............................             -        (2,551)            -
Purchase of investments, net..................................             -       (27,920)            -
Redemption of investments.....................................             -             -        43,450
                                                                     --------     ---------     ---------
Net cash used in investing activities.........................       (62,992)     (180,198)     (277,078)
                                                                     --------     ---------     ---------

FINANCING ACTIVITIES
Proceeds from notes payable, net of issuance costs............        59,873           938             -
Proceeds from issuance of common stock and warrants,
  net of issuance costs.......................................         9,363        20,446             -
Proceeds from issuance of preferred stock and related
  warrants, net of issuance costs.............................        16,498             -        91,001
Issuance costs of credit facilities...........................             -        (6,515)       (2,300)
Proceeds from exercise of stock options.......................             -             -           333
Proceeds from issuance of senior notes, net of issuance costs
  and purchase of portfolio of restricted investments........              -             -       158,286
Proceeds from senior secured credit facility, net of issuance
  costs......................................................              -             -       192,836
Repayment of notes payable....................................             -       (20,801)            -
Proceeds from issuance of senior discount notes, net of
  issuance costs.............................................              -       225,923             -
Dividends on preferred stock of subsidiary....................             -          (592)            -
                                                                     --------     ---------     ---------
Net cash provided by financing activities.....................        85,734       219,399       440,156
                                                                     --------     ---------     ---------

Net increase in cash and cash equivalents.....................        14,066         5,628        64,785
Cash and cash equivalents, beginning of year..................         1,487        15,553        21,181
                                                                  -----------   -----------   -----------
Cash and cash equivalents, end of year........................    $   15,553    $   21,181    $   85,966
                                                                  ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest, net of amounts
capitalized...................................................    $      766    $    4,438    $   29,182


                                                                  ===========   ===========   ===========

                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

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

KMC Telecom Holdings, Inc. and its subsidiaries, KMC Telecom, Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Financial Services LLC, KMC Telecom.com, and KMC Telecom Financing, Inc. are collectively referred to herein as the Company.

The Company is a facilities-based competitive local exchange carrier ("CLEC") providing telecommunications and data services to its customers; principally business, government and institutional end users, as well as Internet service providers, long distance companies and wireless service providers, primarily in the Southeastern and Midwestern United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As noted above, effective September 22, 1997, KMC Telecom became a wholly-owned subsidiary of KMC Holdings. The accompanying financial statements include the consolidated financial position and results of operations of KMC Holdings and its subsidiaries subsequent to September 22, 1997. All significant intercompany transactions and balances have been eliminated.

On July 1, 1999, the Company acquired all of the membership interests of KMC Services LLC from Harold N. Kamine, the Chairman of the Board of Directors, for nominal consideration. KMC Services LLC was formed to provide services to the Company and its customers, initially offering a leasing program for equipment physically installed at the customer's premises. The acquisition was accounted for as a combination of entities under common control, and no changes were made to the historical cost basis of KMC Services LLC's assets. During the second quarter of 1999, the Company had reduced the carrying value of its $709,000 loan receivable from KMC Services LLC to an amount equal to the value of KMC Services LLC's net assets at the acquisition date. KMC Services LLC has been consolidated with the Company since July 1, 1999.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Investments Held for Future Capital Expenditures

In 1998, the Company has designated certain amounts as investments held for future capital expenditures. As of December 31, 1998, the Company's investments held for future capital expenditures consisted of cash equivalents (bank term deposits and commercial paper with maturities of less than 90 days) of $11.2 million and debt securities (U.S. government obligations and commercial bonds due within 1 year) of $16.7 million. All debt securities have been designated by the Company as held-to-maturity. Accordingly, such securities are recorded in the accompanying December 31, 1998 financial statements at amortized cost.

Networks and Equipment

Networks and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method for financial statement reporting purposes.

The estimated useful lives of the Company's principal classes of assets are as follows:

   Networks:
     Fiber optic systems...............................................20 years
     Telecommunications equipment......................................10 years
     Furniture and other................................................5 years
     Leasehold improvements.......................................Life of lease

Intangible Assets

Costs incurred in developing new networks or expanding existing networks, including negotiation of rights-of-way and obtaining regulatory authorizations are capitalized and amortized over the initial term of the agreements, which generally range from 2 to 7 years. Costs incurred to obtain city franchises are capitalized by the Company and amortized over the initial term of the franchises, which generally range from 2 to 7 years.

Deferred Financing Costs

The Company capitalizes issuance costs related to its debt. Such costs are amortized utilizing the interest method over the lives of the related debt. The related amortization is included as a component of interest expense, and amounted to $561,000, $2,279,000 and $3,814,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Other Assets

Other assets are comprised principally of employee loans, security deposits and other deposits and, at December 31, 1998, non-refundable deposits for the purchase of switching equipment.

Revenue Recognition

Revenue is recognized in the period the service is provided. The Company generally invoices customers one month in advance for recurring services resulting in deferred revenue. Unbilled revenue included in accounts receivable represents revenue earned for services which will be billed in the succeeding month and totaled $1,272,000 and $5,305,000 at December 31, 1998 and 1999,
respectively.

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

Advertising Costs

Advertising costs are included in selling, general and administrative expenses and charged to expense as incurred. For the years ended December 31, 1997, 1998 and 1999, such costs were $66,000, $2,769,000 and $4,080,000, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when impairment indicators are present and the cash flows expected to be derived from those assets are less than the carrying amounts of those assets. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.
No such events and circumstances have occurred.

Stock-Based Compensation

As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock-based compensation. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant, and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the grant date. As more fully described in Note 8, the Company's outstanding stock options are not considered fixed options under APB 25. The Company accounts for non-employee stock-based compensation in accordance with Statement 123.

Segment Reporting

In 1998, the Company adopted FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 uses a management approach to report financial and descriptive information about an entity's operating segments. Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally for the entity's chief operating decision maker. Under this definition, the Company operated within a single segment for all periods presented.

Start-up Activities

In 1999, the Company adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities to be expensed as incurred. This statement had no effect on the Company's results of operations or financial position, because the Company expensed such costs in prior years.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("Statement 133"), Accounting for Derivative Instruments and Hedging Activities, which will require the Company to recognize all derivatives on the balance sheet at fair value. The Company will be required to adopt Statement 133, as amended by Statement No. 137 which defers the effective date, as of January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. In 1999 and previous years, the Company recognized installation revenue upon completion of the installation. Effective January 1, 2000, in accordance with the provisions of SAB 101, the Company will begin deferring installation revenue over the life of the contract. The Company estimates the effect of this change will be a reduction of revenue of approximately $2.2 million and will be reported as a cumulative effect of a change in accounting principle in the Company's interim unaudited consolidated financial statements for the period ended March 31, 2000.

Reclassifications

Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform with the 1999 presentation.

3.  NETWORKS AND EQUIPMENT

Networks and equipment are comprised of the following:

                                                                          DECEMBER 31
                                                                      1998           1999
                                                                --------------------------------
                                                                        (in thousands)
Fiber optic systems...........................................     $    99,502     $   164,985
Telecommunications equipment..................................         115,769         421,718
Furniture and fixtures........................................           7,340          21,397
Leasehold improvements........................................           1,177           1,811
Construction-in-progress......................................          11,770          66,380
                                                                --------------------------------
                                                                       235,558         676,291
Less accumulated depreciation.................................         (10,668)        (36,967)
                                                                ================================
                                                                   $   224,890     $   639,324
                                                                ================================

Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks during the years ended December 31, 1997, 1998 and 1999 amounted to, $854,000, $5,133,000 and $6,635,000, respectively.

For the years ended December 31, 1997, 1998 and 1999, depreciation expense was $2,122,000, $8,284,000 and $27,723,000, respectively.

4.  INTANGIBLE ASSETS

Intangible assets are comprised of the following:

                                                           DECEMBER 31
                                                        1998           1999
                                                  ------------------------------
                                                          (in thousands)
Franchise costs................................       $   1,690       $   2,015
Authorizations and rights-of-ways..............           1,455           2,052
Building access agreements and other...........             480             637
Other..........................................             582             401
                                                  ------------------------------
                                                          4,207           5,105
Less accumulated amortization..................          (1,378)         (1,503)
                                                  ------------------------------
                                                      $   2,829       $   3,602
                                                  ==============================

5.  ACCRUED EXPENSES

Accrued expenses are comprised of the following:

                                                          DECEMBER 31
                                                       1998           1999
                                                 -------------------------------
                                                         (in thousands)

Accrued compensation............................       $4,436         $11,423
Accrued costs related to financing activities...          380           7,316
Accrued interest payable........................          162           8,544
Accrued telecommunications costs................          565           3,794
Other accrued expenses..........................        3,644           5,970
                                                 ===============================
                                                       $9,187         $37,047
                                                 ===============================

6.  LONG-TERM DEBT

Senior Secured Credit Facility

On December 22, 1998, KMC Telecom, KMC Telecom II and KMC Telecom of Virginia (the "Subsidiary Borrowers"), refinanced and expanded the Amended and Restated Loan and Security Agreement (the "AT&T Facility") by entering into a Loan and Security Agreement (the "Senior Secured Credit Facility") with Newcourt
Commercial Finance Corp. ("Newcourt"), First Union National Bank, General Electric Capital Corporation ("GECC") and Canadian Imperial Bank of Commerce (the "Creditors"). Under the Senior Secured Credit Facility, the Creditors agreed to lend the Subsidiary Borrowers up to an aggregate of $250 million initially to be used for the construction and expansion of fiber optic telecommunications networks in certain markets and for payment of transaction fees and expenses and, subject to the attainment of certain financial conditions, for working capital and general corporate purposes.

The Senior Secured Credit Facility includes a $175 million eight year revolving loan and a $75 million eight and one half year term loan. At December 31, 1998 and 1999, an aggregate of $41.4 and $235.0 million, respectively, was outstanding under this facility.

As discussed further in Note 18, the Subsidiary Borrowers and KMC Telecom III amended, restated and combined the Senior Secured Credit Facility and the Lucent Loan and Security Agreement during the first quarter of 2000.

Borrowings under the Senior Secured Credit Facility bear interest payable at the Subsidiary Borrowers' option, at (a) the "Applicable Base Rate Margin" (which generally ranges from 1.75% to 3.25%) plus the greater of (i) the administrative agent's prime rate or (ii) the overnight federal funds rate plus .5% or (b) the "Applicable LIBOR Margin" (which generally ranges from 2.75% to 4.25%) plus LIBOR, as defined. Interest on borrowings outstanding at December 31, 1999 was based on both the base rate and LIBOR. The Subsidiary Borrowers were being charged a weighted-average interest rate of 9.38% and 10.26% at December 31, 1998 and 1999, respectively. The Subsidiary Borrowers must pay an annual commitment fee on the unused portion of the Senior Secured Credit Facility ranging from .75% to 1.25%.

The Senior Secured Credit Facility contains a number of affirmative and negative covenants including, among others, covenants restricting the ability of the Subsidiary Borrowers to consolidate or merge with any person, sell or lease assets not in the ordinary course of business, sell or enter into long term leases of dark fiber, redeem stock, pay dividends or make any other payments (including payments of principal or interest on loans) to KMC Holdings, create subsidiaries, transfer any permits or licenses, or incur additional indebtedness or act as guarantor for the debt of any person, subject to certain conditions.

The Subsidiary Borrowers are required to comply with certain financial tests and maintain certain financial ratios, including, among others, a ratio of total debt to contributed capital, certain minimum revenues, maximum EBITDA losses and minimum EBITDA, maximum capital expenditures and minimum access lines, a maximum total leverage ratio, a minimum debt service coverage ratio, a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio.

The Company obtained a waiver of compliance, for the quarter ended September 30, 1999, with certain financial covenants (related to revenue and EBITDA) contained in the Senior Secured Credit Facility. In addition, the EBITDA covenant was amended for the fourth quarter of 1999 through the fourth quarter of 2000 and the revenue covenant was amended for the fourth quarter of 1999 through the first quarter of 2001 to less restrictive amounts. As of December 31, 1999, the Subsidiary Borrowers were in compliance with the covenants, as amended.

Lucent Loan and Security Agreement

KMC Telecom III entered into a Loan and Security Agreement (the "Lucent Facility") dated February 4, 1999 with Lucent Technologies Inc. ("Lucent") which provides for borrowings to be used to fund the acquisition of certain telecommunications equipment and related expenses. The Lucent Facility provides for an aggregate commitment of up to $600 million, of which $250 million is available at December 31, 1999 to purchase Lucent products. Further, up to an additional $350 million will be available upon (a) additional lenders participating in the Lucent Facility and making commitments to make loans so that Lucent's aggregate commitment does not exceed $250 million and (b) the Company satisfying certain other requirements, the most significant of which is KMC Holdings raising and contributing at least $300 million in high yield debt or equity (other than disqualified stock) to KMC Telecom III. The Lucent Facility places certain restrictions upon KMC Telecom III's ability to purchase non-Lucent equipment with proceeds from such facility. At December 31, 1999, no amounts had been borrowed under the Lucent Facility.

As discussed further in Note 18, the Subsidiary Borrowers and KMC Telecom III amended, restated and combined the Senior Secured Credit Facility and the Lucent Loan and Security Agreement during the first quarter of 2000.

Interest on borrowings under the Lucent Facility is charged, at the option of KMC Telecom III, at a floating rate of LIBOR plus the "Applicable LIBOR Margin", or at an alternative base rate plus the "Applicable Base Rate Margin" (as defined). Such margins will be increased by 0.25% until KMC Telecom III and its subsidiaries have completed systems in fourteen markets.

The Lucent Facility contains a number of affirmative and negative covenants including, among others, covenants restricting the ability of KMC Telecom III to consolidate or merge with any person, sell or lease assets not in the ordinary course of business, sell or enter into any long-term leases of dark fiber, redeem stock, pay dividends or make any other payments (including payments of principal or interest on loans) to KMC Holdings, create subsidiaries, transfer any permits or licenses, or incur additional indebtedness or act as guarantor for the debt of any other person, subject to certain conditions.

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

Senior Discount Notes

On January 29, 1998, KMC Holdings sold 460,800 units, each unit consisting of a 12 1/2% senior discount note with a principal amount at maturity of $1,000 due 2008 pursuant to the Senior Discount Note Indenture between KMC Holdings and the Chase Manhattan Bank, as trustee (the "Senior Discount Notes") and one warrant to purchase .21785 shares of Common Stock of KMC Holdings at an exercise price of $.01 per share. The gross and net proceeds of the offering were approximately $250 million and $236.4 million, respectively. A substantial portion of the net proceeds of the offering have been loaned by KMC Holdings to its subsidiaries. On August 11, 1998, KMC Holdings exchanged the notes issued on January 29, 1998 for $460.8 million aggregate principal amount at maturity of notes that had been registered under the Securities Act of 1933 (as used below and elsewhere herein, "Senior Discount Notes" includes the original notes and the exchange notes).

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

Senior Notes

On May 24, 1999, KMC Holdings issued $275.0 million aggregate principal amount of 13 1/2% Senior Notes due 2009. On December 30, 1999, KMC Holdings exchanged the notes issued on May 24, 1999 for $275.0 million aggregate principal amount of notes that had been registered under the Securities Act of 1933 (as used below and elsewhere herein, "Senior Notes" includes the original notes and the exchange notes). Interest on the Senior Notes is payable semi-annually in cash on May 15 and November 15 of each year, beginning November 15, 1999. A portion of the proceeds from the offering of the Senior Notes was used to purchase a portfolio of U.S. government securities that were pledged as security for the first six interest payments on the Senior Notes.

The Senior Notes are redeemable, at the Company's option, in whole or in part, on or after May 15, 2004 and prior to maturity, at redemption prices equal to

106.75% of the aggregate principal amount at maturity, plus accrued and unpaid interest, if any, to the redemption date, declining to 100% of the aggregate principal amount at maturity, plus accrued and unpaid interest as of May 15, 2007.

In addition, at any time prior to May 15, 2002, the Company may redeem up to 35% of the aggregate principal amount at maturity of the Senior Notes with the net proceeds from the sale of common equity at a redemption price of 113.5% of the principal amount on such date plus accrued and unpaid interest. Upon a change of control (as defined in the Senior Note Indenture), the Company must offer to purchase for cash the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued interest. The Company's ability to comply with this requirement is subject to certain restrictions contained in the Senior Secured Credit Facility.

The Senior Notes were guaranteed by KMC Telecom Financing, Inc., a wholly-owned subsidiary. The Senior Notes are senior, unsecured unsubordinated obligations of KMC Holdings and rank pari passu in right of payment with all existing and future unsubordinated, unsecured indebtedness of KMC Holdings and senior in right of payment to all of existing and future subordinated indebtedness of KMC Holdings. However, KMC Holdings is a holding company and the Senior Notes are, therefore, effectively subordinated to all existing and future liabilities (including trade payables), of its subsidiaries.

The Senior Note Indenture contains certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, engage in sale-leaseback transactions, pay dividends or make certain other distributions, sell assets, redeem capital stock, effect a consolidation or merger of KMC Telecom Holdings, Inc. and enter into transactions with stockholders and affiliates and create liens on our assets.

7.   INTEREST RATE SWAP AGREEMENT

The Company has entered into an interest rate swap agreement with a commercial bank to reduce the impact of changes in interest rates on a portion of its outstanding variable rate debt. The agreement effectively fixes the Company's interest rate on $125 million of the outstanding variable rate borrowings under the Senior Secured Credit Facility due 2007. The interest rate swap agreement terminates in April 2004. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

8.   REDEEMABLE AND NONREDEEMABLE EQUITY

KMC Telecom Preferred Stock

On January 21, 1997, certain convertible notes were converted into 123,800 shares of Series A Cumulative Convertible Preferred Stock of KMC Telecom with an aggregate liquidation value of $12,380,000. Effective September 22, 1997, all of the shares of Series A Cumulative Convertible Preferred Stock of KMC Telecom were exchanged for an equal number of shares of Series A Cumulative Convertible Preferred Stock of KMC Holdings.

Pursuant to an agreement with Nassau, all dividends accumulated on the Series A Cumulative Convertible Preferred Stock of KMC Telecom through September 22, 1997 ($592,000) were paid upon the closing of KMC Holdings' issuance of Senior Discount Notes and warrants on January 29, 1998.

Series E Preferred Stock

On February 4, 1999, the Company issued 25,000 shares of Series E Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series E Preferred Stock") to Newcourt Finance, generating aggregate gross proceeds of $22.9 million. On April 30, 1999, the Company issued an additional 35,000 shares of Series E Preferred Stock for gross proceeds of $25.9 million. The Series E Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. On or before January 15, 2004, the Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series E Preferred Stock. After January 15, 2004, dividends must be paid in cash, subject to certain conditions. Unpaid dividends accrue at the dividend rate of the Series E Preferred Stock, compounded quarterly. During 1999, the Company issued 5,004 shares of Series E Preferred Stock to pay the dividends due.

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

Series F Preferred Stock

On February 4, 1999, the Company issued 40,000 shares of Series F Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series F Preferred Stock") to Lucent and Newcourt Finance, generating aggregate gross proceeds of $38.9 million. The Series F Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. The Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series F Preferred Stock. During 1999, the Company issued 4,177 shares of Series F Preferred Stock to pay the dividends due for such period.

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

Series A Preferred Stock

There are 123,800 shares of Series A Cumulative Convertible Preferred Stock of KMC Holdings ("Series A Preferred Stock") authorized and outstanding. Such stock was issued to two entities, Nassau Capital Partners, L.P. and NAS Partners I L.L.C. ("Nassau Capital" and "Nassau Partners", respectively, collectively referred to as "Nassau") in January 1997 upon the conversion of certain notes payable and related accrued interest due to Nassau aggregating $12,380,000. Series A Preferred Stock has a liquidation preference of $100 per share and an annual dividend equal to 7.0% of the liquidation preference, payable quarterly, when and if declared by the Board of Directors out of funds legally available therefor. Unpaid dividends accumulate and the unpaid amount increases at the annual rate of 7.0%, compounded quarterly. All accumulated but unpaid dividends will be paid upon the occurrence of a Realization Event (defined as (i) an initial public offering with gross proceeds of at least $40 million or (ii) sale of substantially all the assets or stock of the Company or the merger or consolidation of the Company into one or more other corporations). As of December 31, 1999, dividends in arrears on the Series A Preferred Stock aggregated $2,116,000. Notwithstanding the foregoing, pursuant to an agreement among Nassau and the Company, Nassau has agreed to forego the payment of dividends from September 22, 1997 through the date on which Nassau disposes of its interest in the Company; provided that at the time of such disposition, Nassau has received not less than a 10% annual compound rate of return during the period it held the Series A Preferred Stock.

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

Series C Preferred Stock

There are 350,000 shares of Series C Cumulative Convertible Preferred Stock of KMC Holdings ("Series C Preferred Stock") authorized, of which 175,000 shares are outstanding at December 31, 1999. 150,000 of such shares were issued in November 1997, generating aggregate gross proceeds of $15 million and the remaining 25,000 shares were issued in January 1998 upon the conversion of an equal number of shares of Series D Preferred Stock. Series C Preferred Stock has a liquidation preference of $100 per share and an annual dividend equal to 7.0% of the liquidation preference, payable quarterly, when and if declared by the Board of Directors out of funds legally available therefor. Unpaid dividends accumulate and the unpaid amount increases at the annual rate of 7.0%, compounded quarterly. All accumulated but unpaid dividends will be paid upon the occurrence of a Realization Event. As of December 31, 1999, dividends in arrears on the Series C Preferred Stock aggregated $2,821,000. Notwithstanding the foregoing, pursuant to the Purchase Agreement among the Company, Nassau, GECC and First Union Corp. ("First Union"), each current holder of Series C Preferred Stock has agreed to forego the payment of dividends that accumulate during the period from issuance through the date on which such holder disposes of its interest in the Company; provided that at the time of such disposition, it has received not less than a 10% annual compound rate of return during such period.

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

Series D Preferred Stock

There are 25,000 shares of Series D Cumulative  Convertible  Preferred  Stock of
KMC Holdings ("Series D Preferred Stock") authorized, none of which are outstanding at December 31, 1999. There were 25,000 of such shares issued to Nassau in November 1997, generating aggregate gross proceeds of $2.5 million. In January 1998, Nassau exercised its conversion rights and converted all of its shares of Series D Preferred Stock into an equal number of shares of Series C Preferred Stock.

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

Pursuant to provisions contained in the Company's Certificate of Incorporation and an Amended and Restated Stockholders Agreement dated as of October 31, 1997, among the Company, Kamine, Nassau, Newcourt Communications Finance Corp., GECC, and First Union (the "Stockholders' Agreement"), until Kamine and Nassau cease to own Common Stock or preferred stock convertible into Common Stock representing at least five percent of the outstanding shares of Common Stock, assuming all convertible securities are converted, Kamine and Nassau have special rights entitling each to elect three Directors. A Director elected by Kamine's shares or Nassau's shares may not be removed except with the affirmative vote of a majority of the applicable shares of capital stock. If Kamine or Nassau transfer their shares of capital stock, the number of Directors their shares are entitled to elect decreases. The number of Directors which Kamine is entitled to elect would be reduced to two if the number of shares owned by him were to fall below two-thirds of the number of shares of the Company initially issued to him, and to one if the number of shares owned by him were to fall below one-third of the number of shares initially issued to him. If his ownership were to fall below 5% of the number of shares initially issued to him, Kamine would no longer be entitled to elect any Directors pursuant to such provisions. Comparable reductions would be made to the number of Directors which Nassau is entitled to elect if its ownership were to fall below the specified percentages. Directors other than those elected by vote of Kamine's shares or Nassau's shares are elected by holders of Common Stock and holders of preferred stock that are entitled to vote in the election of Directors. If a default relating to payment occurs under the Senior Secured Credit Facility and continues uncured for 90 days, the holders of Series C Preferred Stock (currently Nassau, GECC and First Union) are entitled to elect two additional Directors, who will serve until the default is cured.

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

The redeemable preferred stock, redeemable common stock and redeemable common stock warrants, which are subject to the stockholders agreement, are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At December 31, 1999, the aggregate redemption value of the redeemable equity was approximately $320 million, reflecting per share redemption amounts of $1,212 for the Series A Preferred Stock, $476 for the Series C Preferred Stock and $250 for the redeemable common stock and redeemable common stock warrants.

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

In connection with the AT&T Facility, warrants to purchase 10,000 shares of Common Stock were issued to GECC in 1997. These warrants, at an exercise price of $.01 per share, are exercisable from issuance through January 21, 2005. The fair value of such warrants was determined to be $525,000, which was reflected as a charge to deferred financing costs and credited to redeemable equity. Pursuant to the Stockholders' Agreement, GECC may put the shares of Common Stock issuable upon the exercise of such warrants back to the Company. These warrants have been presented as redeemable common stock warrants in the accompanying balance sheet at December 31, 1999.

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

Under the 1998 Plan, options to purchase 600,000 shares of Common Stock of KMC Holdings are available for grant, all of which were allocated to the Plan as of December 31, 1999. No individual may receive options for more than 75,000 shares. The exercise price of all incentive stock options granted under the 1998 Plan must be at least equal to the fair market value of the shares on the date of grant. The exercise price of all non-qualified stock options granted under the 1998 Plan must be at least 50% of the fair market value of the shares on the date of grant.

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

Information on stock options is as follows:


                                                                                        WEIGHTED
                                                        NUMBER OF SHARES            AVERAGE EXERCISE
                                                 --------------------------------
                                                   OUTSTANDING     EXERCISABLE      PRICE OF OPTIONS
                                                 -------------------------------------------------------

Balances, January 1, 1997......................        95,385               -            $  65
  Granted......................................        63,115               -            $  65
  Became exercisable...........................             -          22,000
  Cancelled....................................       (17,000)         (3,000)           $ (65)
                                                 --------------------------------
Balances, December 31, 1997....................       141,500          19,000            $  65
  Granted......................................       262,500               -            $  26
  Became exercisable...........................             -         117,000
  Cancelled....................................      (141,500)        (19,000)           $ (65)
                                                 --------------------------------
Balances, December 31, 1998....................       262,500         117,000            $  26
  Granted......................................        82,342               -             $147
  Became exercisable...........................             -          51,669
  Exercised....................................       (15,600)        (15,600)           $  22
  Cancelled....................................       (27,200)         (2,000)           $ (26)
                                                 ================================
Balances, December 31, 1999....................       302,042         151,069            $  59
                                                 ================================

The weighted-average exercise price of options exercisable at December 31, 1997, 1998 and 1999 is $50, $22 and $26, respectively, and the weighted-average fair value of options granted during 1997, 1998 and 1999 were $49, $114 and $134 per share, respectively.

The range of exercise prices, number of shares and the weighted-average remaining contractual life for options outstanding as of December 31, 1999 were as follows:

                                                                                WEIGHTED-
                                                              WEIGHTED-          AVERAGE
                                                NUMBER         AVERAGE          REMAINING
         RANGE OF               NUMBER        OF SHARES        EXERCISE        CONTRACTUAL
      EXERCISE PRICES         OF SHARES      EXERCISABLE        PRICE             LIFE
-----------------------------------------------------------------------------------------------
         $20 - $40                219,700         144,025        $  21           8.66 years
           $125                    67,509           6,751          125            9.0 years
        $225 - $250                14,833             293          225           9.70 years
     Total $20 - $250             302,042         151,069           26           8.79 years

During the year ended December 31, 1999, non-qualified options to purchase an aggregate of 82,342 shares were granted to employees at exercise prices of $125 (67,509), $225 (2,933) and $250 (11,900). All options have 10 year terms and become exercisable over a five year period in equal six month increments.

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

Based on the estimated fair value of the Common Stock of KMC Telecom at December 31, 1997 and KMC Holdings at December 31, 1998 and December 31, 1999, cumulative deferred compensation obligations of $15,579,000, $27,906,000 and $50,972,000, respectively, have been established. The Company has recognized compensation expense aggregating $13,870,000, $7,080,000 and $29,833,000, for the years ended December 31, 1997, 1998 and 1999, respectively. The 1998 stock option compensation expense of $7,080,000 reflects charges of $7,236,000 under the KMC Telecom Stock Option Plan through its termination in September 1998 and charges of $21,190,000 related to the 1998 Plan, partially offset by a credit as a result of the September 1998 cancellation of the KMC Telecom stock options, reflecting the reversal of $21,346,000 of cumulative compensation previously recognized for options granted under the KMC Telecom Stock Option Plan.

In accordance with the provisions of Statement 123, the Company applies APB 25 and related interpretations in accounting for its stock option plan. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by Statement 123, net loss and net loss per common share would have been the following:

                                                           DECEMBER 31
                                               1997           1998           1999
                                          ----------------------------------------------
                                            (in thousands, except per share amounts)
Net loss:
  As reported............................      $(32,685)      $(76,753)     $(225,716)
                                          ==============================================
  Pro forma..............................      $(20,542)      $(76,869)     $(219,599)
                                          ==============================================

Net loss per common share:
  As reported............................      $(64.93)      $(114.42)      $(360.88)
                                          ==============================================
  Pro forma..............................      $(45.97)      $(114.56)      $(353.70)
                                          ==============================================

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                                   1997          1998          1999
                                              -------------------------------------------
Expected dividend yield.....................         0%            0%            0%
Expected stock price volatility.............        50%           50%           70%
Risk-free interest rate.....................         6%            6%            6.5%
Expected life of options....................     7 years       7 years       7 years

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

The Company's service revenues consist of the following:

                                                           YEAR ENDED DECEMBER 31
                                                   1997              1998             1999
                                            ------------------------------------------------------
                                                               (in thousands)
On-net....................................          $1,093          $  8,248           $44,615
Resale....................................           2,324            14,177            19,698
                                            ======================================================
Total.....................................          $3,417           $22,425           $64,313
                                            ======================================================

10.  INCOME TAXES

As of December 31, 1999, the Company and its subsidiaries had consolidated net operating loss carryforwards for United States income tax purposes ("NOLs") of approximately $215 million which expire through 2013. Under Section 382 of the Internal Revenue Code of 1986, as amended, if the Company undergoes an "ownership change," its ability to use its preownership change NOLs (NOLs accrued through the date of the ownership change) would generally be limited annually to an amount equal to the product of (i) the long-term tax-exempt rate for ownership changes prescribed monthly by the Treasury Department and (ii) the value of the Company's equity immediately before the ownership change, excluding certain capital contributions. Any allowable portion of the preownership change NOLs that is not used in a particular taxable year following the ownership change could be carried forward to subsequent taxable years until the NOLs expire, usually 15 years after they are generated. As a result of the cumulative effect of issuances of preferred and common stock through September 22, 1997, KMC Telecom has undergone an ownership change.

For financial reporting purposes, the Company has an aggregate of approximately $109 million and $311 million of loss carryforwards and net temporary differences at December 31, 1998 and 1999, respectively. At existing federal and state tax rates, the future benefit of these items approximates $42 million at December 31, 1998 and $121 million at December 31, 1999. Valuation allowances have been established equal to the entire net tax benefit associated with all carryforwards and temporary differences at both December 31, 1998 and 1999 as their realization is uncertain.

The composition of expected future tax benefits at December 31, 1998 and 1999 is as follows:

                                                                   1998          1999
                                                              -----------------------------
                                                                     (in thousands)
Net operating loss carryforwards............................  $      22,914   $    83,762
Temporary differences:
   Stock option compensation................................          8,264        19,528
   Interest accretion.......................................          9,797        21,127
   Other, net...............................................          1,513        (3,244)
                                                              -----------------------------
Total deferred tax assets...................................         42,488       121,173

Less valuation allowance....................................        (42,488)     (121,173)
                                                              =============================
Net deferred tax assets.....................................  $         -     $          -
                                                              =============================

A reconciliation of the expected tax benefit at the statutory federal rate of 35% is as follows:

                                                        1997              1998             1999
                                                  -----------------------------------------------------
Expected tax benefit at statutory rate..........        (35.0)%          (35.0)%           (35.0)%
State income taxes, net of federal benefit......         (2.9)            (2.6)             (3.8)
Non-deductible interest expense.................            -              2.0               1.1
Other...........................................           .1               .1                .1
Change in valuation allowance...................         37.8             35.5              37.6
                                                  -----------------------------------------------------
                                                             -%               -%                -%
                                                  =====================================================

11.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment under operating leases. Minimum rental commitments are as follows (in thousands):

Year ending December 31:
     2000.............................       $  4,434
     2001.............................          5,317
     2002.............................          4,754
     2003.............................          4,145
     2004.............................          3,302
Thereafter............................         13,219
                                         -----------------
                                              $35,171
                                         =================

Rent expense under operating leases was $478,000, $1,299,000 and $3,815,000, for the years ended December 31, 1997, 1998 and 1999, respectively.

Litigation

There  are a number  of  lawsuits  and  regulatory  proceedings  related  to the
Telecommunications Act of 1996, decisions of the Federal Communications Commission related thereto and rules and regulations issued thereunder which may affect the rights, obligations and business of incumbent local exchange carriers, competitive local exchange carriers and other participants in the
telecommunications   industry  in  general,   including  the  Company.

Purchase Commitments

As of December 31, 1999, the Company has outstanding commitments aggregating approximately $96.5 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers and service providers.

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

12.  ACQUISITION

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

13.  RELATED PARTY TRANSACTIONS

The Company and certain affiliated companies owned by Kamine share certain administrative services. The entity which bears the cost of the service is reimbursed by the other for the other's proportionate share of such expenses. The Company reimbursed Kamine-affiliated companies for these shared services an aggregate of approximately $281,000, $136,000 and $60,000, of expense for the years ended December 31, 1997, 1998 and 1999, respectively. During 1999, the Company purchased approximately $180,000 of office furniture and leasehold improvements from an entity controlled by Kamine.

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

The Company leases its headquarters office through January 2007 from an entity controlled by Kamine. The lease provides for a base annual rental cost of approximately $217,000, adjusted periodically for changes in the consumer price index, plus operating expenses. Rent expense recognized under this lease for the years ended December 31, 1997, 1998 and 1999 was $207,000, $217,000 and
$217,000, respectively.

Effective January 1, 1999, the Company is entitled to utilize a Citation III business jet, chartered by Bedminster Aviation, LLC, a limited liability company wholly-owned by Kamine, for a fixed price per hour of flight time. During 1999, the Company paid approximately $210,000 for the use of the Citation III. The Company has agreed to use its best efforts to utilize the Citation III fifty hours per quarter during 2000. The Company is under no obligation to do so and has not guaranteed any financial arrangements with respect to the aircraft or to Bedminster Aviation, LLC.

Pursuant to an agreement among the Company, Kamine and Nassau, for 1997, 1998 and 1999 Nassau received $100,000, $100,000 and $450,000, respectively, as a financial advisory fee and as compensation for the Nassau designees who served on the Board of Directors of the Company. Nassau will be paid $450,000 as a financial advisory fee for 2000.

As of December 31, 1998 and 1999, the Company has made loans aggregating $760,000 and $575,000, respectively, to certain of its executives. Such loans bear interest at a rate of 6% per annum and are included in other assets.

14.  NET LOSS PER COMMON SHARE

The following table sets forth the computation of net loss per common share:

                                                      1997              1998              1999
                                                ------------------------------------------------------
                                                      (in thousands, except per share amounts)
Numerator:
   Net loss...................................         $(32,686)       $(76,753)        $(225,716)
   Dividends and accretion on redeemable
    preferred stock...........................           (8,904)        (18,285)          (81,633)
                                                ======================================================
   Numerator for net loss per common share....         $(41,590)       $(95,038)        $(307,349)
                                                ======================================================

Denominator:
   Denominator for net loss per common share -
    weighted average number of common shares
    outstanding...............................             641              831               852
                                                ======================================================
   Net loss per common share..................        $(64.93)       $ (114.42)        $ (360.88)
                                                ======================================================

Options and warrants to purchase an aggregate of 242,768, 372,885 and 496,729 shares of common stock were outstanding as of December 31, 1997, 1998 and 1999, respectively, but a computation of diluted net loss per common share has not been presented, as the effect of such securities would be anti-dilutive.

15.  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Information with respect to noncash investing and financing activities is as follows:

   In connection with the Senior Discounts Notes, the Company recognized noncash interest expense of $29.6 and $36.4 million in 1998 and 1999, respectively.

   During 1999, the Company issued stock dividends to the holders of the Series E Preferred Stock and Series F Preferred Stock of 5,004 shares and 4,177 shares, respectively.

   In 1997, certain convertible notes, including accrued interest, aggregating approximately $12,380,000 were converted into 123,800 shares of Series A Cumulative Convertible Preferred Stock of KMC Telecom.

   In 1997, warrants with a fair value of $1.5 million were granted to Newcourt and warrants with a fair value of $525,000 were granted to GECC.

   In connection with options granted to employees under the KMC Holdings Stock Option Plan in 1998 and 1999, and under the KMC Telecom Stock Option Plan in 1997, cumulative deferred compensation obligations of $15,579,000, $27,906,000 and $50,972,000, have been established in 1997, 1998 and 1999, respectively, with offsetting credits to additional paid-in capital. Noncash compensation expense of $9,014,000, $23,758,000 and $23,947,000 in 1997, 1998
   and 1999, respectively, was recognized in connection with such options. In connection with options granted to individuals employed by certain affiliates of the Company in 1997, 1998 and 1999, the Company recognized noncash compensation expense of $4,856,000, $4,668,000 and $5,886,000, respectively. In addition, during 1998 the Company cancelled all of the then outstanding options granted under the KMC Telecom Stock Option Plan, resulting in the reversal of previously recognized compensation expense of $21.3 million.

16.  FINANCIAL INSTRUMENTS

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

Redeemable Equity

The fair value of the Company's redeemable equity instruments are estimated to be the amounts at which the holders may require the Company to redeem such securities, adjusted using discounted cash flows.

Interest Rate Swap

At December 31, 1999, the Company had an interest rate swap agreement to reduce the impact on interest expense of fluctuations in interest rates on a portion of its variable rate debt. The effect of this agreement is to limit the Company's interest rate exposure on a notional amount of debt of $125 million. The fair value was estimated as the amount the Company would receive if the swap agreement was terminated at December 31, 1999.

Estimated Fair Values

The carrying amounts and estimated fair values of the Company's financial instruments are as follows (in millions):

                                                           1998                     1999
                                                 ---------------------------------------------------
                                                   CARRYING      FAIR       CARRYING      FAIR
                                                    AMOUNT      VALUE        AMOUNT       VALUE
                                                 ---------------------------------------------------
Cash and cash equivalents......................     $  21.1     $  21.1      $  86.0     $  86.0
Investments held for future capital
expenditures...................................        27.9        27.9          -           -
Long-term debt:
  Floating rate................................        41.4        41.4        235.0       235.0
  Fixed rate - Senior Discount Notes...........       267.8       249.6        301.1       275.7
  Fixed rate - Senior Notes....................         -           -          275.0       263.5
Redeemable equity instruments:
  Series E Preferred Stock.....................         -           -           50.8        57.7
  Series F Preferred Stock.....................         -           -           41.4        39.2
  Series A Preferred Stock.....................        30.4        38.9         71.3        86.5
  Series C Preferred Stock.....................        21.6        21.6         40.3        48.0
  Redeemable common stock......................        22.3        14.5         33.8        34.4
  Redeemable common stock warrants.............          .7          .7         12.9        13.7
Interest rate swap (asset).....................         -           -            -           3.9

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with major financial institutions. With respect to accounts receivable, the Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral. No individual customer accounted for more than 10% of revenue, excluding reciprocal compensation revenue, as described below, for any of the years ended December 31, 1997, 1998 or 1999.

The Company maintains interconnection agreements with the major incumbent local exchange carriers ("ILECs") in each state in which it operates. Among other things, these contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic of Internet service providers ("ISPs") in each state. ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to competitive local exchange carriers should apply to local telephone calls from an ILEC's customers to ISPs served by competitive local exchange carriers. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local intrastate calls. Competitive local exchange carriers have contended that the interconnection agreements provide no exception for local calls to ISPs and reciprocal compensation is therefore applicable. The ILECs have threatened to withhold, and in many cases have withheld, reciprocal compensation to competitive local exchange carriers for the transport and termination of these calls. During 1998 and 1999, the Company recognized revenue from these ILECs of approximately $2.9 million and $9.7 million, or 12.9% and 15.1% of 1998 and 1999 revenue, respectively, for these services. Payments of approximately $135,000 and $1.6 million were received from the ILECs during 1998 and 1999, respectively.

The Company determined to recognize this revenue because management concluded, based upon all of the facts and circumstances available to them at the time, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of those amounts was reasonably assured. On October 13, 1999, however, the Louisiana Public Service Commission ruled that local traffic to Internet service providers in Louisiana is not eligible for reciprocal compensation. As a result of that ruling, management determined that the Company could no longer conclude that realization of amounts attributable to reciprocal compensation for termination of local calls to Internet service providers in Louisiana was reasonably assured. Accordingly, the Company recorded an adjustment to reduce revenue in the quarter ended September 30, 1999, which reversed all reciprocal compensation revenue previously recognized related to Internet service provider traffic in Louisiana for the entire year of 1998 and for the first nine months of 1999. The adjustment amounted to $4.4 million, of which $1.1 million relates to the year ended December 31, 1998 and $3.3 million relates to the nine months ended September 30, 1999.

South Carolina has also ruled that ILECs are not obligated to pay reciprocal compensation for termination of local calls to ISPs. As a result, unless that decision is reversed we will not recognize revenue for such calls in South Carolina.

     Currently, over 30 state commissions and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls to ISPs, while four jurisdictions have ruled to the contrary. A number of these rulings are subject to appeal. Additional disputes over the appropriate treatment of ISP traffic are pending in other states. On February 26, 1999, the Federal Communications Commission issued a declaratory ruling determining that ISP traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the Federal Communications Commission determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements, and to determine the appropriate treatment of ISP traffic in arbitrating new agreements. The Federal Communications Commission also requested comment on alternative federal rules to govern compensation for such calls in the future. In response to the Federal Communications Commission ruling some ILECs have asked state commissions to reopen previous decisions requiring the payment of reciprocal compensation on ISP calls. Some ILECs and some competitive local exchange carriers appealed the Federal Communications Commission's declaratory ruling to the United States Court of Appeals for the District of Columbia Circuit, which issued a decision on March 24, 2000, vacating the declaratory ruling. The court stated that the Federal Communications Commission had not adequately explained its conclusion that calls to ISPs should not be treated as local traffic for reciprocal compensation purposes. Management views this decision as favorable, but the court's direction to the Federal Communications Commission to re-examine the issue will likely result in further delay in the resolution of pending compensation disputes, and there can be no assurance as to the ultimate outcome of these proceedings.

The Company accounts for reciprocal compensation with the ILECs, including the activity associated with the disputed ISP traffic, as local traffic pursuant to the terms of its interconnection agreements in all jurisdictions other than Louisiana and South Carolina. Accordingly, revenue is recognized in the period that the traffic is terminated. The circumstances surrounding the disputes are considered by management periodically in determining whether reserves against unpaid balances are warranted. As of December 31, 1999, no reserves have been considered necessary by management.

 17. SUPPLEMENTAL GUARANTOR INFORMATION

In May 1999, KMC Holdings sold $275,000,000 aggregate principal amount of Senior Notes. KMC Telecom Financing Inc. (the "Guarantor"), a wholly-owned subsidiary of the Company, has fully and unconditionally guaranteed the Company's obligations under these notes. Separate financial statements and other disclosures of the Guarantor are not presented because management determined the information is not material to investors. No restrictions exist on the ability of the Guarantor to make distributions to the Company except to the extent provided by law generally (adequate capital to pay dividends under corporate laws) and restrictions contained in the Company's credit facilities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of KMC Holdings (on a stand alone basis), the guarantor subsidiary (on a stand alone basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results for the Company at December 31, 1999 and for the year then ended. The non-guarantor subsidiaries include KMC Telecom, KMC Telecom II, KMC Telecom III, KMC Telecom Virginia, Inc. and KMC Telecom Financial Services LLC (collectively, the "Non-Guarantor Subsidiaries").

               GUARANTOR/NON-GUARANTOR CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                      KMC TELECOM                        NON-                    CONSOLIDATED
                                                    HOLDINGS, INC.                    GUARANTOR                  KMC TELECOM
                                                      PARENT CO.       GUARANTOR     SUBSIDIARIES  ELIMINATIONS HOLDINGS, INC.
                                                      ----------       ---------     ------------  ---------------------------
ASSETS
Current assets:
    Cash and cash equivalents (overdraft)............$     (833)       $      --      $   86,799     $    --      $   85,966
    Restricted investments...........................       --             37,125            --           --          37,125
    Accounts receivable, net.........................         6               --          27,367          --          27,373
    Prepaid expenses and other current assets........     1,249               --             126          --           1,375
    Amounts due from subsidiaries....................    72,972               --         (72,972)         --             --
                                                         ------        ----------     -----------    --------     ---------
Total current assets                                     73,394            37,125         41,320          --         151,839

Long-term restricted investments...................        .--             51,446            --           --          51,446
Networks and equipment, net .......................      58,531               --         580,793          --         639,324
Intangible assets, net ............................       1,388               --           2,214          --           3,602
Deferred financing costs, net......................      21,031               --          17,785          --          38,816
Loans receivable from subsidiaries.................     590,103           (85,329)      (504,774)         --             --
Other assets.......................................         825               --             188          --           1,013
                                                        -------        ----------     -----------    -------      ----------
Total assets.......................................  $  745,272        $    3,242      $ 137,526     $    --      $  886,040
                                                        =======        ===========    ==========     ========     ==========

LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY
(DEFICIENCY)
Current liabilities:
    Accounts payable..............................   $   40,984        $      --      $  126,506     $    --      $  167,490
    Accrued expenses..............................       14,967               --          22,080          --          37,047
    Deferred revenue..............................           --                --           4,309         --            4,309
                                                        --------     -------------  -------------   ---------   -------------
Total current liabilities.........................       55,951               --         152,895          --         208,846

Notes payable.....................................          --                --         235,000          --         235,000
Senior notes payable..............................      275,000               --             --           --         275,000
Senior discount notes payable.....................      301,137               --             --           --         301,137
Losses of subsidiaries in excess of basis.........      247,127               --              --     (247,127)           --
                                                        -------      ------------   -------------    ---------  -----------
Total liabilities.................................      879,215               --         387,895     (247,127)     1,019,983

Redeemable equity:
    Senior redeemable, exchangeable, PIK preferred stock:
        Series E..................................       50,770               --             --           --          50,770
        Series F..................................       41,370               --             --           --          41,370
    Redeemable cumulative convertible preferred stock:
        Series A..................................       71,349               --             --           --          71,349
        Series C..................................       40,301                              --           --          40,301
    Redeemable common stock.......................       33,755               --             --           --          33,755
    Redeemable common stock warrants..............       12,925               --             --           --          12,925
                                                         ------      ------------   ------------    ---------    -----------
Total redeemable equity ..........................      250,470               --             --           --         250,470
Nonredeemable equity (deficiency):
    Common stock .................................            6               --             --                            6
    Additional paid-in capital....................          --                --             --           --             --
    Unearned compensation.........................       (9,163)              --             --           --          (9,163)
    Accumulated deficit...........................     (375,256)                        (250,369)     247,127       (375,256)
                                                       ---------        ---------    ------------     --------  -------------
                                                                            3,242
Total nonredeemable equity (deficiency)                (384,413)                        (250,369)     247,127       (384,413)
                                                       ---------        ---------    ------------     --------     ----------
                                                                            3,242
                                                     $  745,272        $    3,242     $  137,526     $    --      $  886,040
                                                     ==========        ===========    ==========     ========     ==========

          GUARANTOR/NON-GUARANTOR CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                      KMC TELECOM                        NON-                    CONSOLIDATED
                                                    HOLDINGS, INC.                    GUARANTOR                  KMC TELECOM
                                                      PARENT CO.       GUARANTOR     SUBSIDIARIES  ELIMINATIONS HOLDINGS, INC.
                                                      ----------       ---------     ------------  ---------------------------

Revenue............................................  $      --         $      --      $   64,352     $    (39)    $   64,313
Operating expenses:
    Network operating costs........................         --                --         110,348          (39)       110,309
    Selling, general and administrative............      40,714               --          15,089          --          55,803
    Stock option compensation expense..............      29,833               --             --           --          29,833
    Depreciation and amortization..................       3,104               --          25,973          --          29,077
                                                          -----        ----------   -------------   ---------   ------------
Total operating expenses...........................      73,651               --         151,410          (39)       225,022
                                                         ------        ----------     ----------     ---------    ----------

Loss from operations...............................     (73,651)              --         (87,058)         --        (160,709)

Intercompany charges...............................      72,972               --         (72,972)         --             --
Other expense......................................      (4,297)              --             --           --          (4,297)
Interest income....................................       1,872             3,242          3,587          --           8,701
Interest expense...................................     (36,729)              --         (32,682)         --         (69,411)
Equity in net loss of subsidiaries.................    (185,883)              --              --      185,883             --
                                                       ---------       ----------   -------------     -------   ------------
Net income (loss)..................................    (225,716)            3,242       (189,125)     185,883       (225,716)

Dividends and accretion on redeemable preferred
stock.............................................      (81,633)              --               --         --         (81,633)
                                                     ----------       ----------   -------------- ----------   -------------
Net income (loss) applicable to common shareholders  $ (307,349)       $    3,242     $ (189,125)    $185,883     $ (307,349)
                                                     ===========       ==========     ===========    ========     ===========

          GUARANTOR/NON-GUARANTOR CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                      KMC TELECOM                        NON-                    CONSOLIDATED
                                                    HOLDINGS, INC.                    GUARANTOR                  KMC TELECOM
                                                      PARENT CO.       GUARANTOR     SUBSIDIARIES  ELIMINATIONS HOLDINGS, INC.
                                                      ----------       ---------     ------------  ---------------------------
OPERATING ACTIVITIES
Net loss..........................................   $   (225,716)     $    3,242     $ (189,125)    $185,883     $ (225,716)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Equity in net loss of subsidiaries.............        185,883             --             --      (185,883)           --
   Depreciation and amortization..................          3,104             --          25,973          --          29,077
   Non-cash interest expense......................         36,963             --          (5,822)         --          31,141
   Non-cash stock option compensation expense.....         29,833             --             --           --          29,833
   Changes in assets and liabilities:
     Accounts receivable..........................             (6)            --         (19,828)         --         (19,834)
     Prepaid expenses and other current assets....           (917)            --             857          --             (60)
     Accounts payable.............................            441             --          28,878          --          29,319
     Accrued expenses.............................          9,075             --          15,152          --          24,227
     Amounts due from subsidiaries................        (52,050)            --          52,050          --             --
     Other assets.................................          1,128             --           2,592          --           3,720
                                                     ------------      ----------     ----------     --------     ----------
Net cash provided by (used in) operating
activities........................................        (12,262)          3,242        (89,273)         --         (98,293)
                                                     ------------      ----------     -----------    --------     -----------
INVESTING ACTIVITIES
Loans receivable from subsidiaries................       (324,390)         85,329        239,061          --             --
Construction of networks and purchases of
equipment.........................................        (18,327)            --        (300,209)         --        (318,536)
Acquisitions of franchises, authorizations and
  related assets..................................           (796)            --          (1,196)         --          (1,992)
Redemption (purchase) of investments..............            --          (88,571)        27,920      104,101         43,450
                                                     ------------      -----------    ----------     ---------    ----------
Net cash used in investing activities.............       (343,513)         (3,242)       (34,424)     104,101       (277,078)
                                                     -------------     -----------    ----------     ---------    -----------

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and
  related warrants, net of issuance costs.........         91,001             --             --           --          91,001
Proceeds from exercise of stock options...........            333             --             --           --             333
Proceeds from issuance of senior notes, net of
  issuance costs and purchase of portfolio of
  restricted investments.........................         262,387             --             --      (104,101)       158,286
Proceeds from senior secured credit facility, net
  of issuance costs..............................             --              --         192,836          --         192,836
Issuance costs of Lucent facility.................            --              --          (2,300)         --          (2,300)
                                                     ------------      ----------     -----------    --------     -----------
Net cash provided by financing activities.........        353,721             --         190,536     (104,101)      440,156
                                                     ------------      ----------     ----------     --------     ----------

Net increase (decrease) in cash and cash
equivalents.......................................         (2,054)            --          66,839          --          64,785
Cash and cash equivalents, beginning of year......          1,221             --          19,960          --          21,181
                                                     ------------      ----------     ----------    ---------     ----------
Cash and cash equivalents, end of year............   $       (833)     $      --      $   86,799    $     --      $   85,966
                                                     =============     ==========     ==========    =========     ==========


18.  SUBSEQUENT EVENTS

Amended Senior Secured Credit Facility

During the first quarter of 2000, KMC Telecom, KMC Telecom II, KMC Telecom of Virginia and KMC Telecom III (the "Borrowers"), amended, restated and combined the Senior Secured Credit Facility and the Lucent Facility by entering into a $700 million Loan and Security Agreement (the "Amended Senior Secured Credit Facility") with a group of lenders led by Newcourt Commercial Finance Corporation, GE Capital, Canadian Imperial Bank of Commerce ("CIBC"), First Union National Bank and Lucent Technologies, Inc. (the "Lenders").

The Amended Senior Secured Credit Facility includes a $175 million reducing revolver facility (the "Revolver"), a $75 million term loan (the "Term Loan") and a $450 million term loan facility (the "Lucent Term Loan").

The Revolver will mature on April 1, 2007. Proceeds from the Revolver can be used to finance the purchase of certain equipment, transaction costs and, upon attainment of certain financial conditions, for working capital and other general corporate purposes. The aggregate commitment of the Lenders under the Revolver will be reduced on each payment date beginning April 1, 2003. The initial quarterly commitment reduction is 5.0%, reducing to 3.75% on July 1, 2003 and increasing to 6.25% on July 1, 2004, and further increasing to 7.50% on July 1, 2006. Commencing with the fiscal year ending December 31, 2001, the aggregate Revolver commitment will be further reduced by an amount equal to 50% of excess operating cash flows (as defined in the Facility) for the prior fiscal year until the Borrowers achieve certain financial conditions. The Borrowers must pay an annual commitment fee on the unused portion of the Revolver ranging from .75% to 1.25%.

The Term Loan is payable in twenty consecutive quarterly installments of $188,000 beginning on April 1, 2002 and two final installments of $35.6 million each on April 1, 2007 and July 1, 2007. Proceeds from the Term Loan can be used to finance the purchase of certain equipment, transaction costs, working capital and other general corporate purposes.

The Lucent Term Loan provides for an aggregate commitment of up to $450 million. Proceeds from the Lucent Term Loan can be used to purchase Lucent products or to reimburse the Borrowers for Lucent products previously purchased with cash or other sources of liquidity. The Lucent Term Loan will mature on July 1, 2007 and has required quarterly amortization beginning on July 1, 2003 of 5%. The amortization decreases to 3.75% per quarter beginning on October 1, 2003, increases to 6.25% on October 1, 2004 and further increases to 7.50% on October 1, 2006. An annual commitment fee of 1.50% is payable for any unused portion of the Lucent Term Loan.

The Amended Senior Secured Credit Facility will bear interest payable at the Borrowers' option, at (a) the "Applicable Base Rate Margin" (which generally ranges from 2.00% to 3.25%) plus the greater of (i) the administrative agent's prime rate or (ii) the overnight federal funds rate plus .5% or (b) the "Applicable LIBOR Margin" (which generally ranges from 3.00% to 4.25%) plus LIBOR, as defined. "Applicable Base Rate Margin" interest is payable quarterly while "Applicable LIBOR Margin" interest is payable at the end of each applicable interest period or at least every three months. If a payment default were to occur, the interest rate will be increased by four percentage points. If any other event of default shall occur, the interest rate will be increased by two percentage points.

KMC Holdings has unconditionally guaranteed the repayment of the Amended Senior Secured Credit Facility when such repayment is due, whether at maturity, upon acceleration, or otherwise. KMC Holdings has pledged the shares of each of the Borrowers to the Lenders to collateralize its obligations under the guaranty. In addition, the Borrowers have each pledged all of their assets to the Lenders.

The Amended Senior Secured Credit Facility contains a number of affirmative and negative covenants, including a covenant requiring the Borrowers to obtain cash capital contributions from KMC Holdings of at least $185 million prior to April 1, 2001. KMC Holdings has secured a financing commitment from Lucent for $100 million in PIK Preferred Stock towards this requirement and currently contemplates raising the $85 million balance through private or public sales of securities in the capital markets. Additional affirmative and negative covenants include, among others, restricting the ability of the Borrowers to consolidate or merge with any person, sell or lease assets not in the ordinary course of business, sell or enter into long term leases of dark fiber, redeem stock, pay dividends or make any other payments (including payments of principal or interest on loans) to KMC Holdings, create subsidiaries, transfer any permits or licenses, or incur additional indebtedness or act as guarantor for the debt of any person, subject to certain conditions.

The Borrowers are required to comply with certain financial tests and maintain certain financial ratios, including, among others, a ratio of total debt to contributed capital, certain minimum revenues, maximum EBITDA losses and minimum EBITDA, maximum capital expenditures and minimum access lines, a maximum total leverage ratio, a minimum debt service coverage ratio, a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The covenants become more restrictive upon the earlier of (i) March 31, 2002 and (ii) after the Borrowers achieve positive EBITDA on a combined basis for two consecutive fiscal quarters and a total leverage ratio (as defined) equal to or less than 8 to 1.

Failure to satisfy any of the financial covenants will constitute an event of default under the Amended Senior Secured Credit Facility permitting the Lenders, after notice, to terminate the commitment and/or accelerate payment of outstanding indebtedness. The Amended Senior Secured Credit Facility also includes other customary events of default, including, without limitation, a cross-default to other material indebtedness, material undischarged judgments, bankruptcy, loss of a material franchise or material license, breach of representations and warranties, a material adverse change, and the occurrence of a change of control.

                    Independent Auditors' Report on Schedules



The Board of Directors and Stockholders
KMC Telecom Holdings, Inc.


We have audited the consolidated balance sheets of KMC Telecom Holdings, Inc. as of December 31, 1998 and 1999 and the related consolidated statements of operations, redeemable and nonredeemable equity and cash flows for the years then ended. Our audit report issued thereon dated January 31, 2000, except for
Note 18, as to which the date is March 28, 2000, is included elsewhere in this Form 10-K. Our audit also included the financial statement schedules listed in
Item 14(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
January 31, 2000, except for Note 8,
  as to which the date is March 28, 2000

           SCHEDULE I - Condensed Financial Information of Registrant


                           KMC Telecom Holdings, Inc.
                                (Parent Company)

                            Condensed Balance Sheets
                                 (in thousands)

                                                                                          DECEMBER 31
                                                                                          -----------
                                                                                    1998              1999
                                                                                    ----              ----
ASSETS
Current assets:
   Cash and cash equivalents (overdraft)....................................       $  1,221        $    (833)
   Amounts due from subsidiaries............................................         20,922           72,972
   Prepaid expenses and other current assets................................            332            1,255
                                                                                   --------          -------
Total current assets........................................................         22,475           73,394
Loans receivable from subsidiaries..........................................        265,713          590,103
Networks and equipment, net.................................................          4,775           58,531
Intangible assets, net......................................................            625            1,388
Deferred financing costs....................................................         12,055           21,031
Other assets................................................................          1,952              825
                                                                                   --------          -------
                                                                                   $307,595         $745,272
                                                                                   ========          =======
LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable.........................................................       $  2,043        $  40,984
   Accrued expenses.........................................................          5,838           14,967
                                                                                   --------          -------
Total current liabilities...................................................          7,881           55,951
Senior notes payable........................................................            --           275,000
Senior discount notes payable...............................................        267,811          301,137
Losses of subsidiaries in excess of basis...................................         61,244          247,127
                                                                                   --------          -------
Total liabilities...........................................................        336,936          879,215
Redeemable equity:
   Senior redeemable, exchangeable, PIK preferred stock, par value $.01 per share; authorized: -0- shares in 1998 and 630 shares in 1999;
      shares issued and outstanding:
       Series E, -0- in 1998 and 65 shares in 1999 ($65,004 liquidation
          preference).....................................................              --            50,770
       Series F, -0- in 1998 and 44 shares in 1999 ($44,177 liquidation
          preference).....................................................              --            41,370
   Redeemable cumulative  convertible preferred stock, par value $.01 per share;
    499 shares authorized; shares issued and outstanding:
    Series A, 124 shares in 1998 and 1999 ($12,380 liquidation preference)..         30,390           71,349
    Series C, 175 shares in 1998 and 1999 ($17,500 liquidation preference)..         21,643           40,301
   Redeemable common stock, shares issued and outstanding, 224 in 1998 and
    in 1999.................................................................         22,305           33,755
   Redeemable common stock warrants.........................................            674           12,925
                                                                                   --------          -------
Total redeemable equity.....................................................         75,012          250,470
Nonredeemable equity (deficiency):
   Common stock, par value $.01 per share, 3,000 shares authorized;
      shares issued and outstanding: 614 shares in 1998 and 629 shares in
      1999..................................................................              6                6
   Additional paid-in capital...............................................         13,750               --
   Unearned compensation....................................................         (5,824)          (9,163)
   Accumulated deficit......................................................       (112,285)        (375,256)
                                                                                   --------         --------
Total nonredeemable equity (deficiency).....................................       (104,353)        (384,413)
                                                                                   --------         --------
                                                                                   $307,595         $745,272
                                                                                   ========         ========

                             See accompanying notes.

                           KMC Telecom Holdings, Inc.
                                (Parent Company)

                       Condensed Statements of Operations
                                 (in thousands)



                                                                   SEPTEMBER 22,
                                                                       1997                YEAR ENDED DECEMBER 31
                                                                    (FORMATION)
                                                                    TO DECEMBER     ---------------------------------
                                                                      31, 1997            1998               1999
                                                                 ----------------    --------------     -------------
       Operating expenses:
          Selling, general and administrative................          $      --         $ 19,624       $  40,714
          Stock option compensation expense..................                 --           21,190          29,833
          Depreciation and amortization......................                 --            1,197           3,104
                                                                       ---------      ----------      ----------
       Total operating expenses..............................                 --           42,011          73,651
                                                                       ---------      ----------      ----------
       Loss from operations..................................                 --          (42,011)        (73,651)

       Other expense.........................................                 --              --           (4,297)
       Intercompany charges..................................                 --           20,922          72,972
       Interest income.......................................                 --            8,575           1,872
       Interest expense......................................                 --          (23,104)        (36,729)
       Equity in net loss of subsidiaries....................           (21,860)          (41,135)       (185,883)
       Net loss..............................................           (21,860)          (76,753)       (225,716)

       Dividends and accretion on redeemable preferred stock.            (8,904)          (18,285)        (81,633)
                                                                       ---------        ----------      ----------
       Net loss applicable to common shareholders............          $(30,764)         $(95,038)      $(307,349)
                                                                       =========        ==========      ==========

                             See accompanying notes.

                           KMC Telecom Holdings, Inc.
                                (Parent Company)

                       Condensed Statements of Cash Flows
                                 (in thousands)


                                                                               SEPTEMBER 22,
                                                                                   1997                YEAR ENDED DECEMBER 31
                                                                                (FORMATION)
                                                                                TO DECEMBER     ---------------------------------
                                                                                  31, 1997            1998               1999
                                                                             ----------------    --------------     -------------
OPERATING ACTIVITIES
Net loss................................................................       $(21,860)            $(76,753)        $ (225,716)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Equity in net loss of subsidiaries.................................         21,860               41,135            185,883
     Depreciation and amortization......................................            --                 1,197              3,104
     Non-cash interest expense..........................................            --                23,104             36,963
     Non-cash stock option compensation expense.........................            --                21,190             29,833
     Changes in assets and liabilities:
        Prepaid expenses and other current assets.......................            --                  (332)              (923)
        Accounts payable................................................            --                 2,043                441
        Accrued expenses................................................            --                 5,838              9,075
        Amounts due from subsidiaries...................................            --               (20,922)           (52,050)
        Other assets....................................................            --                (1,952)             1,128
                                                                             -----------          -----------         ----------
Net cash provided by (used in) operating activities.....................            --                (5,452)           (12,262)
                                                                             -----------          -----------         ----------

INVESTING ACTIVITIES
Loans receivable from subsidiaries......................................        (24,623)            (233,685)          (324,390)
Purchases of equipment..................................................            --                (5,845)           (18,327)
Acquisitions of intangible assets.......................................           (506)                (166)              (796)
                                                                             -----------          -----------         ----------
Net cash used in investing activities...................................        (25,129)            (239,696)          (343,513)
                                                                             -----------          -----------         ----------

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and related warrants, net of
  issuance costs........................................................         16,498                    -             91,001
Proceeds from exercise of stock options.................................            --                     -                333
Proceeds from issuance of senior notes, net of issuance costs and
  purchase of portfolio of restricted investments......................             --                     -            262,387
Proceeds from issuance of common stock and warrants, net of issuance
  costs.................................................................          9,363               20,446                  -
Proceeds from issuance of senior discount notes, net of issuance costs..           (732)             225,923                  -
                                                                             -----------           ----------         ----------
Net cash provided by financing activities...............................         25,129              246,369            353,721
                                                                             -----------           ----------         ----------
Net increase (decrease) in cash and cash equivalents....................            --                 1,221             (2,054)
Cash and cash equivalents, beginning of year............................            --                     -              1,221
                                                                             -----------           ----------        -----------
Cash and cash equivalents, end of year..................................      $     --              $  1,221         $     (833)
                                                                             ===========           ==========        ===========

                                                                                   See accompanying notes.

           SCHEDULE I - Condensed Financial Information of Registrant



                           KMC Telecom Holdings, Inc.
                                (Parent Company)

                     Notes to Condensed Financial Statements

                                December 31, 1999


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

Pursuant to a management agreement among the Company and its subsidiaries, the Company provides management and other services and incurs certain operating expenses on behalf of its subsidiaries. Such costs are allocated to the subsidiaries by the Company and reimbursed on a current basis. At December 31, 1998 and 1999, an aggregate of $20.9 and $73.0 million, respectively, was due from the subsidiaries for such costs and is included in the accompanying condensed balance sheet at December 31, 1998 and 1999 as a current receivable. Such reimbursements are permitted under the debt agreements of the Company's subsidiaries.

2.  SENIOR SECURED CREDIT FACILITY

On December 22, 1998, KMC Telecom, KMC Telecom II and KMC Telecom of Virginia (the "Subsidiary Borrowers"), refinanced and expanded the Amended and Restated Loan and Security Agreement (the "AT&T Facility") by entering into a Loan and Security Agreement (the "Senior Secured Credit Facility") with AT&T Commercial Finance Corporation ("AT&T Finance"), First Union National Bank, General Electric Capital Corporation ("GECC") and Canadian Imperial Bank of Commerce (the "Creditors").

The Company has unconditionally guaranteed the repayment of the Senior Secured Credit Facility when such repayment is due, whether at maturity, upon acceleration, or otherwise. The Company has agreed to pay all amounts outstanding under the Senior Secured Credit Facility, on demand, upon the occurrence and during the continuation of any event of default (as defined therein). The Company has pledged the shares of each of the Subsidiary Borrowers to the Creditors to collateralize its obligations under the guaranty. In addition, the Subsidiary Borrowers have pledged all of their assets to the Creditors. Accordingly, if there were an event of default under the Senior Secured Credit Facility, the lenders thereunder would be entitled to payment in full and could foreclose on the assets of the Subsidiary Borrowers, and the holders of the Senior Discount Notes and Senior Notes would have no right to share in such assets. At December 31, 1999, an aggregate of $235.0 million was outstanding under this facility.

Additionally, the Senior Secured Credit Facility restricts the ability of the Subsidiary Borrowers to pay dividends to, or to pay principal or interest on loans from, the Company. Such restrictions could adversely affect the Company's liquidity and ability to meets its cash requirements, including its ability to repay the Senior Discount Notes and the Senior Notes.

At December 31, 1999, an aggregate of $504.8 million has been loaned by the Company to the Subsidiary Borrowers to be used for the construction and expansion of fiber optic telecommunications networks and for working capital and general corporate purposes.

As discussed further in Note 8, the Subsidiary Borrowers amended, restated and combined the Senior Secured Credit Facility and the Lucent Loan and Security Agreement during the first quarter of 2000.

3.  SENIOR DISCOUNT NOTES

On January 29, 1998, the Company sold 460,800 units, each consisting of 12 1/2% senior discount notes with a principal amount at maturity of $1,000 due 2008 pursuant to the Senior Discount Note Indenture between KMC Holdings and the Chase Manhattan Bank, as trustee (the "Senior Discount Notes") and one warrant to purchase .21785 shares of Common Stock of the Company at an exercise price of $.01 per share. The gross and net proceeds of the offering were approximately $250.0 million and $236.4 million, respectively. A substantial portion of the net proceeds of the offering have been loaned by the Company to its subsidiaries. On August 11, 1998, KMC Holdings consummated an offer to exchange the notes issued on January 29, 1998 for $460.8 million aggregate principal amount at maturity of notes that had been registered under the Securities Act of 1933 (as used below and elsewhere herein, "Senior Discount Notes" includes the original notes and the exchange notes).

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

The Senior Discount Note Indenture restricts, among other things, the ability of the Company to incur additional indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of capital stock, make investments or certain other restricted payments, sell assets of the Company, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger.

4. LUCENT LOAN AND SECURITY AGREEMENT

KMC Telecom III entered into a Loan and Security Agreement (the "Lucent Facility") dated February 4, 1999 with Lucent Technologies Inc. ("Lucent") which provides for borrowings to be used to fund the acquisition of certain telecommunications equipment and related expenses.

The Company has unconditionally guaranteed the repayment of the Lucent Facility when such repayment is due, whether at maturity, upon acceleration, or otherwise. The Company has agreed to pay all amounts outstanding under the Lucent Facility, on demand, upon the occurrence and during the continuation of any event of default (as defined therein). The Company has pledged the shares of KMC Telecom III to Lucent to collateralize its obligations under the guaranty. In addition, KMC Telecom III has pledged all of its assets to Lucent. Accordingly, if there were an event of default under the Lucent Facility, Lucent thereunder would be entitled to payment in full and could foreclose on the assets of KMC Telecom III and the holders of the Senior Discount Notes and Senior Notes would have no right to share in such assets. At December 31, 1999, no amounts were outstanding under this facility.

Additionally, the Lucent Facility restricts the ability of KMC Telecom III to pay dividends to, or to pay principal or interest on loans from, the Company. Such restrictions could adversely affect the Company's liquidity and ability to meet its cash requirements, including its ability to repay the Senior Discount Notes and the Senior Notes.

5. SENIOR NOTES

On May 24, 1999, the Company issued $275.0 million aggregate principal amount of 13 1/2% Senior Notes due 2009. On December 30, 1999, the Company exchanged the notes issued on May 24, 1999 for $275.0 million aggregate principal amount of notes that had been registered under the Securities Act of 1933 (as used below, "Senior Notes" includes the original notes and the exchange notes). Interest on the Senior Notes is payable semi-annually in cash on May 15 and November 15 of each year, beginning November 15, 1999. A portion of the proceeds from the offering of the Senior Notes was used to purchase a portfolio of U.S. government securities that were pledged as security for the first six interest payments on the Senior Notes.

The Senior Notes are guaranteed by KMC Telecom Financing, Inc., a wholly-owned subsidiary. The Senior Notes are senior, unsubordinated unsecured obligations of KMC Holdings and rank pari passu in right of payment with all existing and future unsubordinated, unsecured indebtedness of KMC Holdings and senior in right of payment to all of existing and future subordinated indebtedness of KMC Holdings. However, KMC Holdings is a holding company and the Senior Notes are, therefore, effectively subordinated to all existing and future liabilities (including trade payables) of its subsidiaries.

The Senior Note Indenture contains certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, engage in sale-leaseback transactions, pay dividends or make certain other distributions, sell assets, redeem capital stock, effect a consolidation or merger of KMC Telecom Holdings, Inc. and enter into transactions with stockholders and affiliates and create liens on our assets.

6. REDEEMABLE EQUITY

Series E Preferred Stock

On February 4, 1999, the Company issued 25,000 shares of Series E Senior Redeemable, Exchangeable PIK Preferred Stock (the "Series E Preferred Stock") to Newcourt Commercial Finance Corporation ("Newcourt Finance"), generating aggregate gross proceeds of $22.9 million. The Series E Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. On or before January 15, 2004, the Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series E Preferred Stock. After January 15, 2004, dividends must be paid in cash, subject to certain conditions. Unpaid dividends accrue at the dividend rate of the Series E Preferred Stock, compounded quarterly. During 1999, the Company issued 5,004 shares of Series E Preferred Stock to pay the dividends due.

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

Series F Preferred Stock

On February 4, 1999, the Company issued 40,000 shares of Series F Senior Redeemable, Exchangeable PIK Preferred Stock (the "Series F Preferred Stock") to Lucent and Newcourt Finance, generating aggregate gross proceeds of $38.9 million. The Series F Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. The Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series F Preferred Stock. During 1999, the Company issued 4,177 shares of Series F Preferred Stock to pay the dividends due for such period.

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

If the Company fails to redeem all shares of Series F Preferred Stock prior to the date (the "Springing Warrant Date") which is the earlier of (i) the date that is sixty days after the date on which the Company closes an underwritten primary offering of at least $200 million of its Common Stock pursuant to an effective registration statement under the Securities Act or (ii) February 4, 2001, the Warrant Agent is authorized to issue the Springing Warrants to the Eligible Holders (as defined in the warrant agreement) of the Series E and Series F Preferred Stock. In the event the Company has redeemed all outstanding shares of Series F Preferred Stock prior to the Springing Warrant Date, the Springing Warrants will not be issued and the Warrant Agent will return the certificates to the Company. To the extent the Company exercises its option to exchange all of the Series F Preferred Stock for Exchange Debentures prior to the Springing Warrant Date, the Springing Warrants will not become issuable. Therefore, as the future issuance of the Springing Warrant is entirely within the control of the Company and the likelihood of their issuance is deemed to be remote, no value has been ascribed to the Springing Warrants.

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

The redeemable preferred stock, redeemable common stock and redeemable common stock warrants, which are subject to the stockholders agreement, are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At December 31, 1999, the aggregate redemption value of the redeemable equity was approximately $320 million, reflecting per share redemption amounts of $1,212 for the Series A Preferred Stock, $476 for the Series C Preferred Stock and $250 for the redeemable common stock and redeemable common stock warrants.

7. ARBITRATION AWARD

During the second quarter of 1999, the Company recorded a $4.3 million charge to other expense in connection with an unfavorable arbitration award. The net amount due under the terms of the award was paid in full in June 1999.

8. SUBSEQUENT EVENTS

On February 15, 2000, KMC Telecom, KMC Telecom II, KMC Telecom of Virginia and KMC Telecom III (the "Borrowers"), amended, restated and combined the Senior Secured Credit Facility and the Lucent Facility by entering into a $700 million

Loan and Security Agreement (the "Amended Senior Secured Credit Facility") with a group of lenders led by Newcourt Commercial Finance Corporation, GE Capital, Canadian Imperial Bank of Commerce ("CIBC"), First Union National Bank and Lucent Technologies, Inc. (the "Lenders").

The Amended Senior Secured Credit Facility includes a $175 million reducing revolver facility (the "Revolver"), a $75 million term loan (the "Term Loan") and a $450 million term loan facility (the "Lucent Term Loan").

The Revolver will mature on April 1, 2007. Proceeds from the Revolver can be used to finance the purchase of certain equipment, transaction costs and upon attainment of certain financial condition, for working capital and other general corporate purposes. The aggregate commitment of the Lenders under the Revolver will be reduced on each payment date beginning April 1, 2003. The initial quarterly commitment reduction is 5.0%, reducing to 3.75% on July 1, 2003 and increasing to 6.25% on July 1, 2004, and further increasing to 7.50% on July 1, 2006. Commencing with the fiscal year ending December 31, 2001, the aggregate Revolver commitment will be further reduced by an amount equal to 50% of excess operating cash flows (as defined in the Facility) for the prior fiscal year until the Borrowers achieve certain financial conditions. The Borrowers must pay an annual commitment fee on the unused portion of the Revolver ranging from .75% to 1.25%.

The Term Loan is payable in twenty consecutive quarterly installments of $188,000 beginning on April 1, 2002 and two final installments of $35.6 million each on April 1, 2007 and July 1, 2007. Proceeds from the Term Loan can be used to finance the purchase of certain equipment, transaction costs, working capital and other general corporate purposes.

The Lucent Term Loan provides for an aggregate commitment of up to $450 million. Proceeds from the Lucent Term Loan can be used to purchase Lucent products or to reimburse the Borrowers for Lucent products previously purchased with cash or other sources of liquidity. The Lucent Term Loan will mature on July 1, 2007 and has required quarterly amortization beginning on July 1, 2003 of 5%. The amortization decreases to 3.75% per quarter beginning on October 1, 2003, increases to 6.25% on October 1, 2004 and further increases to 7.50% on October 1, 2006. An annual commitment fee of 1.50% is payable for any unused portion of the Lucent Term Loan.

The Amended Senior Secured Credit Facility will bear interest payable at the Borrowers' option, at (a) the "Applicable Base Rate Margin" (which generally ranges from 2.00% to 3.25%) plus the greater of (i) the administrative agent's prime rate or (ii) the overnight federal funds rate plus .5% or (b) the "Applicable LIBOR Margin" (which generally ranges from 3.00% to 4.25%) plus LIBOR, as defined. "Applicable Base Rate Margin" interest is payable quarterly while "Applicable LIBOR Margin" interest is payable at the end of each applicable interest period or at least every three months. If a payment default were to occur, the interest rate will be increased by four percentage points. If any other event of default shall occur, the interest rate will be increased by two percentage points.

KMC Holdings has unconditionally guaranteed the repayment of the Amended Senior Secured Credit Facility when such repayment is due, whether at maturity, upon acceleration, or otherwise. KMC Holdings has pledged the shares of each of the Borrowers to the Lenders to collateralize its obligations under the guaranty. In addition, the Borrowers have each pledged all of their assets to the Lenders.

The Amended Senior Secured Credit Facility contains a number of affirmative and negative covenants including, a covenant requiring the Borrowers to obtain cash capital contributions from KMC Holdings of at least $185 million prior to April 1, 2001. KMC Holdings has secured a financing commitment for $100 million in PIK preferred stock from Lucent towards this requirement and currently contemplates raising the balance of $85 million through sales of private and public securities in the capital markets. Additional affirmative and negative covenants include, among others, restricting the ability of the Borrowers to consolidate or merge with any person, sell or lease assets not in the ordinary course of business, sell or enter into long term leases of dark fiber, redeem stock, pay dividends or make any other payments (including payments of principal or interest on loans) to KMC Holdings, create subsidiaries, transfer any permits or licenses, or incur additional indebtedness or act as guarantor for the debt of any person, subject to certain conditions.

The Borrowers are required to comply with certain financial tests and maintain certain financial ratios, including, among others, a ratio of total debt to contributed capital, certain minimum revenues, maximum EBITDA losses and minimum

EBITDA, maximum capital expenditures and minimum access lines, a maximum total leverage ratio, a minimum debt service coverage ratio, a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The covenants become more restrictive upon the earlier of (i) March 31, 2002 and (ii) after the Borrowers achieve positive EBITDA on a combined basis for two consecutive fiscal quarters and a total leverage ratio (as defined) equal to or less than 8 to 1.

Failure to satisfy any of the financial covenants will constitute an event of default under the Amended Senior Secured Credit Facility permitting the Lenders, after notice, to terminate the commitment and/or accelerate payment of outstanding indebtedness. The Amended Senior Secured Credit Facility also includes other customary events of default, including, without limitation, a cross-default to other material indebtedness, material undischarged judgments, bankruptcy, loss of a material franchise or material license, breach of representations and warranties, a material adverse change, and the occurrence of a change of control

                           KMC Telecom Holdings, Inc.

                 SCHEDULE II - Valuation and Qualifying Accounts
                                 (in thousands)


                                                                       ADDITIONS
                                                           ------------------------------
                                                                                CHARGED TO
                                             BALANCE AT       CHARGED TO          OTHER
                                             BEGINNING         COSTS AND        ACCOUNTS -      DEDUCTIONS -       BALANCE AT
              DESCRIPTION                    OF PERIOD         EXPENSES          DESCRIBE         DESCRIBE       END OF PERIOD
----------------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts                $   --            $   34           $   --            $   --           $  34
                                          ================= ================ ================= ================ =================

YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts                $   34            $  370           $   --            $   54(1)        $350
                                          ================= ================ ================= ================ =================

YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts                $  350            $5,263           $   --            $   62(1)        $5,551
                                          ================= ================ ================= ================ =================

(1)      Uncollectible accounts written-off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to the persons who are members of the Board of Directors or are executive officers of the Company as of March 29, 2000.

  NAME                             AGE         POSITION
  ----                             ---         --------
  Harold N. Kamine................ 43  Chairman of the Board of Directors
  Gary E. Lasher.................. 64  Vice Chairman of the Board of Directors
  Roscoe C.  Young II............. 49  President, Chief Operating Officer and Director
  William H. Stewart.............. 33  Executive Vice President, Chief Financial Officer and Director
  Tricia Breckenridge............. 53  Executive Vice President - Business Development
  James L. Barwick................ 67  Senior Vice President and Chief Technology Officer
  John G. Quigley................. 46  Director
  Richard H. Patterson............ 41  Director
  Randall A. Hack................. 52  Director

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

     GARY E. LASHER joined the Company as its Vice Chairman of the Board effective November 1, 1997. He was the founder, Chief Executive Officer and President of Eastern TeleLogic Corporation from 1987 to 1997. Eastern TeleLogic was a leading competitive local exchange carrier operating in greater Philadelphia, Delaware and southern New Jersey before its purchase by TCG (Teleport Communications Group) in October 1996. Prior to Eastern TeleLogic, from 1984-1986, Mr. Lasher was Chief Operating Officer of Private Satellite Network, a company which built and operated video satellite networks for major corporations. Mr. Lasher spent 20 years with Continental Telephone holding various positions including Corporate Vice President, President of the International Engineering and Construction Company, and various senior positions with Continental Telephone's regulated subsidiaries. Mr. Lasher is one of the founding members of the Association for Local Telecommunications Services ("ALTS") and served for three years as Chairman of the Association.

     ROSCOE C. YOUNG II has over 20 years experience in the field of telecommunications with both new venture and Fortune 500 companies. He has served as a director of the Company since December 1999. He was elected President and Chief Operating Officer of the Company in March 2000. Previously he had been Executive Vice President and Chief Operating Officer. Prior to joining the Company in November 1996, Mr. Young served as Vice President, Network Component Services for Ameritech Corporation from June 1994 to October 1996. From March 1988 to June 1994, Mr. Young served as Senior Vice President, Network Services for MFS Communications. From October 1977 to March 1988, Mr. Young served in a number of senior operations, sales and marketing, engineering, financial management, and human resource positions for AT&T Corp.

     WILLIAM H. STEWART has served as a director of the Company since August 1997. Mr. Stewart joined the Company as Executive Vice President and Chief Financial Officer in March 2000. Mr. Stewart is Managing Director of Nassau Capital L.L.C. and joined that firm in June 1995. From 1989 until joining Nassau, Mr. Stewart was a portfolio manager and equity analyst at the Bank of New York. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts.

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

     JAMES L. BARWICK has 40 years of experience in the telecommunications industry. Mr. Barwick joined the Company in March 1997. Prior to joining the Company, Mr. Barwick had been self-employed since 1986 as a telecommunications consultant with expertise in equipment application engineering, radio path engineering, analog and digital Mux, switching and transport systems in the long distance carrier and incumbent local exchange carrier areas, technical writing, project management and computer assisted design systems.

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

     RICHARD H. PATTERSON has served as a director of the Company since May 1997. From May 1986 to January 1999, Mr. Patterson served as a Partner of Waller Capital Corporation, a media and communications investment banking firm. Since August 1997, he has served as a Vice President of Waller-Sutton Media LLC and Vice President of Waller-Sutton Management Group, Inc., two entities which manage a media and telecommunications private equity fund. Since January 2000, Mr. Patterson has served as a founding principal of a second media and telecommunications private equity fund managed by Spire Capital Partners LLC and Spire Capital Management, Inc. Mr. Patterson is a member of the Board of Directors of Regent Communications, Inc., which owns and operates radio stations in mid-to-small size markets.

     RANDALL A. HACK has served as a director of the Company since August 1996. Since January 1995, Mr. Hack has been a member of Nassau Capital L.L.C., an investment management firm. From 1990 to 1994, he was the President and Chief Executive Officer of Princeton University Investment Company, which manages the endowment for Princeton University. Mr. Hack also serves on the Boards of Directors of Sweetwater, Inc., OmniCell Technologies, Inc., Castle Tower Holding Corp. and Mezzanine Capital Property Investors, Inc.

     Pursuant to provisions contained in both the Company's certificate of incorporation and a stockholders agreement, Mr. Kamine and the Nassau entities are currently entitled to elect all of the Directors, three of whom are nominated by Mr. Kamine (one of whom must be the President and Chief Executive Officer), three of whom are nominated by Nassau and two of whom are nominated by agreement of Mr. Kamine, Nassau and either Newcourt Communications Finance Corporation or the holders of a majority of the outstanding shares of the Company's Series C Cumulative Convertible Preferred Stock. The number of Directors which Mr. Kamine is entitled to elect would be reduced to two if the number of shares owned by him were to fall below two-thirds of the number of shares of the Company initially issued to him, and to one if the number of shares owned by him were to fall below one-third of the number of shares initially issued to him. If his ownership were to fall below 5% of the number of shares initially issued to him, Mr. Kamine would no longer be entitled to elect any Directors pursuant to such provisions. Comparable reductions would be made to the number of Directors which Nassau is entitled to elect if its ownership were to fall below the specified fractions. If a default relating to payment occurs under our Amended Senior Secured Credit Facility, and continues uncured for 90 days, the holders of Series C Cumulative Convertible Preferred Stock (currently Nassau, General Electric Capital Corporation and First Union) will be entitled to elect two additional Directors, who will serve until the default is cured.

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

ITEM 11.  EXECUTIVE  COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, any person acting as the Company's Chief Executive Officer during 1999, regardless of the amount of compensation paid, and the other four most highly compensated executive officers of the Company whose aggregate cash and cash equivalent compensation exceeded $100,000 during the fiscal year ended December 31, 1999 (collectively, the "Named Executive Officers"):

                                                                                                   LONG TERM
                                                      ANNUAL COMPENSATION                         COMPENSATION
                                       --------------------------------------------------        ------------
                                                                             OTHER ANNUAL          SECURITIES
                                                                             COMPENSATION          UNDERLYING
NAME AND POSITION                      YEAR    SALARY($)    BONUS ($)           ($)(1)            OPTIONS(#)(2)
-----------------                      ----    ---------    ---------       -------------         -------------
Harold N. Kamine...................    1999    $450,000            -                  -                   -
   Chairman of the
   Board

Michael A. Sternberg(3)............    1999    $496,539      $272,500                 -                   -
   President and Chief Executive       1998    $275,000      $407,500                 -              65,000
   Officer                             1997    $240,385      $187,500           $45,909               9,228

Roscoe C. Young II.................    1999    $446,539      $362,500           $18,750                   -
   Executive Vice President            1998    $218,270      $497,500           $52,189              32,500
   and Chief Operating Officer         1997    $180,000      $182,046          $198,180               2,309

James D. Grenfell(4)...............    1999    $222,692      $120,000           $55,403              18,000
   Executive Vice President,
   Chief Financial
   Officer and Secretary

Tricia Breckenridge................    1999    $193,212      $86,000                  -               1,000
   Executive Vice President -          1998    $155,577      $75,000                  -               5,000
   Business Development                1997    $104,138      $49,000                  -                 691


-----------------------------------------------

(1) The amount reported in this column for Mr. Sternberg in 1997 includes relocation related expenses of $39,662 and personal use of a Company automobile of $6,247. The amounts reported in this column for Mr. Young include relocation related expenses of $18,750 in 1999, relocation related expenses of $47,377 and personal use of a Company automobile of $4,812 for 1998, and relocation related expenses of $196,029 and personal use of a Company automobile of $2,151 for 1997. The amounts reported in this column for Mr. Grenfell include relocation related expenses of $49,265 and personal use of a company automobile of $6,138 for 1999. The aggregate value of the perquisites and other personal benefits, if any, received by Mr. Sternberg in 1999 and 1998 and by each of Mr. Kamine and Ms. Breckenridge in 1999, 1998 and 1997 have not been reflected in this table because the amount was below the Securities and Exchange Commission's threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for the executive officer for the year).

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

(3) Mr. Sternberg served in the capacities indicated throughout the year ended December 31, 1999.

(4) Mr. Grenfell joined the Company as Executive Vice President and Chief Financial Officer in March 1999 and the compensation figures for him are for the period from that date to the end of the year. William H. Stewart became Executive Vice President and Chief Financial Officer in March 2000.

STOCK OPTION GRANTS

     The following table sets forth information regarding grants of options to purchase shares of Common Stock made by the Company during 1999 to each of the Named Executive Officers.

                       OPTION GRANTS IN FISCAL YEAR 1999


                                                INDIVIDUAL GRANTS
                           --------------------------------------------------------------   -------------------------------------
                                       PERCENT OF
                            NUMBER OF    TOTAL                                                    POTENTIAL REALIZABLE VALUE AT
                           SECURITIES   OPTIONS                                                   ASSUMED ANNUAL RATES OF STOCK
                           UNDERLYING  GRANTED TO             MARKET PRICE                            PRICE APPRECIATION FOR
                             OPTIONS   EMPLOYEES  EXERCISE OR   OF COMMON                                OPTION TERM (3)
                             GRANTED   IN FISCAL  BASE PRICE  STOCK ON DATE    EXPIRATION  ---------------------------------------
        NAME                 (#)(1)       1999     ($/SHARE)  OF GRANT (2)        DATE       (0%)           (5%)          (10%)
-----------------------    ---------   --------    ---------  ------------     ---------   --------    --------------  -----------
Harold N. Kamine..........        -           -          -            -               -           -              -              -
Michael A. Sternberg .....        -           -          -            -               -           -              -              -
Roscoe C.  Young II.......        -           -          -            -               -           -              -              -
James D. Grenfell.........   18,000        21.9%      $125         $130         01/01/09    $90,000     $1,566,000     $3,816,000
Tricia Breckenridge.......    1,000         1.2%      $125         $130         01/01/09    $ 5,000     $   87,000   $   212,000

-----------------------------------------------

(1) 10% of the aggregate amount of each such option vests on each subsequent six-month anniversary of the date of grant.

(2) There is no active trading market for the Company's Common Stock. The market price shown is based upon management's estimate of the fair value of the Company's Common Stock on the date in January, 1999 when these options were granted.

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

OPTION EXERCISES AND OPTION YEAR-END VALUE TABLE

     No options were exercised during 1999 by any of the Named Executive Officers. The following table sets forth information regarding the number and year-end value of unexercised options to purchase shares of Common Stock held at December 31, 1999 by each of the Named Executive Officers.

                       FISCAL 1999 YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED            "IN-THE-MONEY"
                             SHARES        VALUE           OPTIONS AT                    OPTIONS AT
                           ACQUIRED ON    REALIZED      DECEMBER 31, 1999            DECEMBER 31, 1999
NAME                       EXERCISE(#)      ($)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
-------------------------  -----------    -------   -------------------------   ----------------------------


Harold N. Kamine                 -            -            -                       $    -    /$  -
Michael A. Sternberg             -            -           39,000/26,000            $8,970,000/$5,590,000
Roscoe C.  Young II              -            -           19,500/13,000            $4,485,000/$2,795,000
James D. Grenfell                -            -           1,800/16,200              $225,000/$2,025,000
Tricia Breckenridge              -            -            4,600/1,400              $1,027,500/$217,500


-----------------------------------------------

(1) Options are "In-the-Money" if the fair market value of the underlying securities exceeds the exercise price of the options. There is no active trading market for the Company's Common Stock. The fair market value of the option grants at December 31, 1999 was determined on the basis of management's estimate of the fair value of the Company's Common Stock on that date.

DIRECTOR COMPENSATION

     The Company's Directors do not currently receive any compensation for their services in such capacity, except that Mr. Lasher receives $25,000 per year in connection with his services as Vice Chairman of the Board and Mr. Patterson receives $25,000 per year in connection with his services as a Director.

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

     The Company has an employment contract with Roscoe C. Young, II, President and Chief Operating Officer. The Company's employment agreement with Mr. Young provides for a term of four years, effective as of January 1, 1999. Under the agreement, Mr. Young's base salary is $450,000 per annum and he is entitled to be considered for an annual bonus in an amount to be determined by the Compensation Committee of the Company's Board of Directors. Mr. Young is entitled to receive benefits generally received by Company officers, including options to purchase Company Stock, reimbursement of expenses incurred on behalf of the Company, and a leased automobile. Upon termination of the agreement, Mr. Young is subject to a confidentiality covenant and a twenty-four month non-competition agreement. If the Company terminates Mr. Young's employment without cause, he is entitled to a severance payment in an amount equal to the lesser of (i) two times his annual base salary and (ii) the aggregate unpaid base salary that would have been paid to him during the remaining balance of the term of the employment contract, subject to a minimum of one-half of his annual base salary.

SEPARATION  AGREEMENTS

     On March 7, 2000, the Company entered into a separation agreement and release with Michael A. Sternberg, pursuant to which Mr. Sternberg's employment as the Company's President and Chief Executive Officer was terminated, by mutual agreement, effective March 8, 2000. Under the separation agreement, Mr. Sternberg was paid $500,000 and is entitled to an additional $500,000 which will be paid in semi-monthly installments between April 1, 2000 and March 31, 2001, subject to acceleration in certain circumstances. Mr. Sternberg was also reimbursed for accrued vacation time. Pursuant to the agreement, the Company will pay the costs associated with Mr. Sternberg's current enrollment in the Company's health care plans through December 31, 2001. Mr. Sternberg will also retain 65,000 stock options previously granted to him under the KMC Holdings Stock Option Plan. Mr. Sternberg has agreed to vote any shares of common stock owned by him in accordance with the shares owned by Mr. Kamine and Nassau. Mr. Sternberg has agreed to make himself available to consult with the Company on a non-exclusive basis through December 31, 2001.

     On March 7, 2000, the Company entered into a separation agreement and release with James D. Grenfell, pursuant to which Mr. Grenfell's employment as the Company's Executive Vice President, Chief Financial Officer and Secretary was terminated, by mutual agreement, effective March 8, 2000. Under the separation agreement, Mr. Grenfell was paid $500,000 and is entitled to an additional $300,000 which will be paid in semi-monthly installments to be paid over a twelve month period in accordance with the Company's payroll practices. Mr. Grenfell is also entitled to a payment of $200,000 on March 1, 2001. Pursuant to the agreement, the Company will pay the costs associated with Mr. Grenfell's current enrollment in the Company's health care plans through December 31, 2001. Mr. Grenfell will also retain 3,600 stock options previously granted to him under the KMC Holdings Stock Option Plan. Mr. Grenfell has agreed to vote any shares of common stock owned by him in accordance with the shares owned by Mr. Kamine and Nassau. The Company will also pay Mr. Grenfell up to $40,000 for certain relocation and other services.

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

     The number of shares of Company Common Stock available for grant under the KMC Holdings Stock Option Plan is 600,000. No participant may receive more than 75,000 shares of Company Common Stock under the KMC Holdings Stock Option Plan.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Kamine, the Chairman of the Board of the Company, and Messrs. Quigley and Patterson, Director of the Company, served as members of the Compensation Committee of the Board of Directors during 1999. Mr. Quigley is also a member of Nassau Capital Partners L.P. which, through its affiliates, beneficially owns more than five percent (5%) of the Company's voting securities.

     The Company and certain affiliated companies owned by Mr. Kamine share certain administrative services. The entity which bears the cost of the service is reimbursed by the other for the other's proportionate share of such expenses. These shared services do not include the rent paid by the Company for its headquarters offices to an affiliate of Mr. Kamine under the lease described in the next succeeding paragraph. The Company reimbursed Kamine-affiliated companies for these shared services an aggregate of approximately $60,000, for 1999.

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

     Pursuant to an agreement, the Company is entitled to utilize a Citation III business jet chartered by Bedminster Aviation, LLC, a limited liability company wholly owned by Mr. Kamine, for a fixed price of $2,800 per hour of flight time. The Citation III will enable up to eight employees, guests or representatives of the Company to utilize local airfields and visit multiple cities in which the Company either has an operating system or is building a system, without the necessity of returning to commercial hubs such as Atlanta or St. Louis. The Company has agreed to use its best efforts to utilize the Citation III fifty hours per quarter during 2000. However, the Company is under no obligation to do so and has not guaranteed any financial arrangements with respect to the aircraft or to Bedminster Aviation, LLC. During 1999 the Company paid $210,000 for the use of the Citation III.

     On July 1, 1999, the Company acquired all of the membership interests of KMC Services LLC from Harold N. Kamine, the Chairman of the Board of Directors, for nominal consideration. KMC Services LLC was formed to provide services to the Company and its customers, initially offering a leasing program for equipment physically installed at the customer's premises. The acquisition was accounted for as a combination of entities under common control, and no changes were made to the historical cost basis of KMC Services LLC's assets. During the second quarter of 1999, the Company had reduced the carrying value of its $709,000 loan receivable from KMC Services LLC to an amount equal to the value of KMC Services LLC's net assets at the acquisition date. KMC Services LLC has been consolidated with the Company since July 1, 1999.

     Pursuant to an Agreement among the Company, Mr. Kamine and Nassau, for 1999 Nassau received $450,000 as a financial advisory fee and as compensation for the Nassau designees who served on the Board of Directors of the Company. Nassau will be paid $450,000 as a financial advisory fee for 2000.

     In December 1999, the Company purchased $180,000 of office equipment and leasehold improvements from Kamine Development Corp. (an entity controlled by Mr. Kamine). The Company determined that the purchase of such equipment was upon fair and reasonable terms no less favorable to the Company than could be obtained in a comparable arm's-length transaction with a person that is not an affiliate of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of March 29, 2000, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and
(iv) all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.



                                                                   NUMBER OF          PERCENTAGE
 NAME AND ADDRESS OF BENEFICIAL OWNER                              SHARES  (1)       OWNERSHIP (1)
 ------------------------------------                              -----------       --------------
 Harold N. Kamine................................................       573,835            67.2%
 c/o Kamine Development Corp.
 1545 Route 206
 Bedminster, NJ 07921

 Nassau Capital Partners L.P.....................................    661,454(2)            44.1%
 c/o Nassau Capital L.L.C.
 22 Chambers Street
 Princeton, NJ 08542

 Newcourt Capital, Inc...........................................  191,033.2(3)            21.6%
 2 Gate Hall Drive
 Parsipany, NJ 07054

 First Union Corp. ..............................................  146,742.6(4)            14.8%
 301 South College St.
 Charlotte, NC 28288




 General Electric Capital Corporation............................    200,476(5)            19.0%
 120 Long Ridge Road
 Stamford, CT 06927

 CIBC Inc. ......................................................        44,104             5.2%
 425 Lexington Avenue
 New York, New York 10017

 Michael A. Sternberg ...........................................     65,000(6)             7.1%
 c/o KMC Telecom Holdings, Inc.
 1545 Route 206, Suite 300
 Bedminster, New Jersey 07921

 Gary E. Lasher..................................................     10,000(6)             1.2%
 c/o KMC Telecom Holdings, Inc.
 1545 Route 206, Suite 300
 Bedminster, New Jersey 07921

 John G. Quigley.................................................    661,454(7)            44.1%
 c/o Nassau Capital L.L.C.
 22 Chambers Street
 Princeton, NJ 08542

 Richard H. Patterson............................................      3,000(6)             0.4%
 c/o Waller Capital Corporation
 30 Rockefeller Center
 Suite 4350
 New York, NY 10112

 Randall A. Hack.................................................    661,454(7)            44.1%
 c/o Nassau Capital L.L.C.
 22 Chambers Street
 Princeton, NJ 08542

 Roscoe C.  Young II.............................................     22,750(6)             2.6%
 c/o KMC Telecom Holdings, Inc.
 1545 Route 206, Suite 300
 Bedminster, NJ 07921

 James D. Grenfell...............................................      3,600(6)             0.4%
 c/o KMC Telecom Holdings, Inc.
 1545 Route 206, Suite 300
 Bedminster, NJ 07921

 William H. Stewart..............................................    661,454(8)            44.1%
 c/o KMC Telecom Holdings, Inc.
 1545 Route 206, Suite 300
 Bedminster, NJ 07921

 Tricia Breckenridge.............................................      5,200(6)             0.6%
 c/o KMC Telecom Holdings, Inc.
 1545 Route 206, Suite 300
 Bedminster, NJ 07921

 Directors and Officers of the Company as a Group (10 persons)...  1,344,839(2)            83.5%

-----------------------------------------------

(1) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options, warrants and convertible securities held by that person that are currently exercisable or exercisable within 60 days of March 29, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder's name.

(2) Includes 600,000 shares of Common Stock which Nassau and NAS Partners I L.L.C., of which Messrs. Quigley and Hack are members, have the right to acquire upon conversion of 122,708 and 1,092 shares of Series A Cumulative Convertible Preferred Stock, respectively, and 47,619 shares of Common Stock which Nassau and NAS Partners I, L.L.C. have the right to acquire upon conversion of 24,778 and 222 shares of Series C Cumulative Convertible Preferred Stock, respectively. These are the same shares listed for Messrs. Quigley and Hack.

(3) Includes 159,184.5 shares of Common Stock held by Newcourt Communications Finance Corporation, a subsidiary of Newcourt Capital, Inc. and 31,848.7 shares of Common Stock which Newcourt Commercial Finance Corporation, also a subsidiary of Newcourt Capital, Inc., has the right to acquire upon the exercise of warrants.

(4) Includes 95,238 shares of Common Stock which First Union has the right to acquire upon conversion of 50,000 shares of Series C Cumulative Convertible Preferred Stock of the Company, and 44,587 shares which First Union Corp. has the right to acquire upon the exercise of warrants.
(5) Includes 190,476 shares of Common Stock which General Electric Capital Corporation has the right to acquire upon conversion of 100,000 shares of Series C Cumulative Convertible Preferred Stock of the Company and 10,000 shares of Common Stock which General Electric Capital Corporation has the right to acquire upon exercise of a warrant.

(6) Represents shares of Common Stock which the holder has the right to acquire upon the exercise of options that are exerciseable within sixty days of March 29, 2000 pursuant to the KMC Holdings Stock Option Plan.

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

     Stockholders Agreement. The Amended and Restated Stockholders Agreement, dated as of October 31, 1997, restricts the ability of the parties to that agreement to transfer shares in the Company to persons not affiliated with or related to such parties. Pursuant to such Stockholders Agreement and the Company's certificate of incorporation, Mr. Kamine and Nassau are currently entitled to elect all of the Directors, three of whom are nominated by Mr. Kamine (one of whom must be the President and Chief Executive Officer), three of whom are nominated by Nassau and two of whom are nominated by agreement of Mr. Kamine, Nassau and either Newcourt Communications Finance Corporation or the holders of a majority of the outstanding shares of the Company's Series C Cumulative Convertible Preferred Stock. The number of Directors which Mr. Kamine is entitled to elect would be reduced to two if the number of shares owned by him were to fall below two-thirds of the number of shares of the Company initially issued to him, and to one if the number of shares owned by him were to fall below one-third of the number of shares initially issued to him. If his ownership were to fall below 5% of the number of shares initially issued to him, Mr. Kamine would no longer be entitled to elect any Directors pursuant to such provisions. Comparable reductions would be made to the number of Directors which Nassau is entitled to elect if its ownership were to fall below the specified percentages. If a default relating to payment occurs under the Amended Senior Secured Credit Facility, and continues uncured for 90 days, the holders of Series C Cumulative Convertible Preferred Stock (currently Nassau, NAS Partners I, L.L.C., General Electric Capital Corporation and First Union) will be entitled to elect two additional Directors, who will serve until the default is cured.

     Each of Nassau, NAS Partners I, L.L.C, First Union, General Electric Capital Corporation and Newcourt Communications Finance Corporation has a "put right" entitling it to have the Company repurchase its shares for the fair market value of such shares if no Liquidity Event (defined as (i) an initial public offering with gross proceeds of at least $40.0 million, (ii) the sale of substantially all of the stock or assets of the Company or (iii) the merger or consolidation of the Company with one or more other corporations) has taken place by the later of (x) October 22, 2003 or (y) 90 days after the final maturity date of the Company's 12 1/2% Senior Discount Notes. First Union, General Electric Capital Corporation and Newcourt Communications Finance Corporation may not exercise such put rights unless Nassau has exercised its put right. The indenture applicable to the Company's 13 1/2% Senior Notes, 12 1/2% Senior Discount Notes and the Company's other indebtedness will limit the Company's ability to repurchase such shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In February, 1998, the Company loaned to Roscoe C. Young II, the Company's President, Chief Operating Officer and Director, the principal sum of $350,000. The loan is evidenced by a promissory note which bears interest at the rate of 6% per annum. Interest and principal are payable at maturity on February 13, 2003. In June 1998, the Company loaned Mr. Young an additional $110,000. The largest aggregate amount of loans outstanding to Mr. Young at any time during 1999 was $405,000. The aggregate amount of loans outstanding to Mr. Young at March 29, 2000 was $350,000. Mr. Young repaid $55,000 of this loan within thirty
(30)  days and  repaid  the  $55,000  balance  in  December  1999.

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

     Mr. Kamine, Nassau, Newcourt Communications Finance Corporation, First Union and General Electric Capital Corporation are parties to the Stockholders Agreement. Pursuant to the Stockholder's Agreement and the Company's certificate of incorporation, Mr. Kamine and Nassau are currently entitled to elect all of the Company's eight Directors, with each entitled to nominate three Directors, and two to be nominated by agreement of Mr. Kamine, Nassau and either Newcourt Communications Finance Corporation or the holders of a majority of the outstanding shares of the Company's Series C Cumulative Convertible Preferred Stock. The number of Directors which Mr. Kamine is entitled to elect would be reduced to two if the number of shares owned by him were to fall below two-thirds of the number of shares of the Company initially issued to him, and to one if the number of shares owned by him were to fall below one-third of the number of shares initially issued to him. If his ownership were to fall below 5% of the number of shares initially issued to him, Mr. Kamine would no longer be entitled to elect any Directors pursuant to such provisions. Comparable reductions would be made to the number of Directors which Nassau is entitled to elect if its ownership were to fall below the specified fractions.

     Newcourt Commercial Finance Corporation (an affiliate of Newcourt Capital, Inc.) has provided financing for the Company as one of the lenders under the Amended Senior Secured Credit Facility. Pursuant to the Amended Senior Secured Credit Facility, the lenders have agreed to make available, subject to certain conditions, up to a total of $700.0 million, for construction and development of the Company's twenty-three existing networks. The Company paid Newcourt Capital and its affiliates an aggregate of $5,000,000 in fees, discounts and commissions during the year ended December 31, 1999.

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

    (B)        Reports on Form 8-K.

               None.

    (C)        Index to Exhibits.

               The  following  is a list of all  Exhibits  filed as part of this
               Report:


EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT

*3.1 Certificate of Incorporation of KMC Telecom Holdings, Inc., as amended, dated as of April 30, 1999. (incorporated herein by reference to Exhibit
        3.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*3.2 Certificate of Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, as amended, dated as of April 30, 1999. (incorporated herein by reference to Exhibit 3.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*3.3 Certificate of Powers, Designations, Preferences and Rights of the Series C Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, as amended, dated as of April 30, 1999. (incorporated herein by reference to Exhibit 3.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*3.4 Certificate of Powers, Designations, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, as amended, dated as of April 30, 1999. (incorporated herein by reference to Exhibit 3.4 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*3.5 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, as amended, dated as of April 30, 1999. (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30,
        1999).

*3.6 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, as amended, dated as of April 30, 1999. (incorporated herein by reference to Exhibit 3.6 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30,
        1999).

*3.7 By-Laws of KMC Telecom Holdings, Inc. (incorporated herein by reference to Exhibit 3.3 to KMC Telecom Holdings, Inc.'s Registration Statement on Form S-4 (Registration No. 333-50475) filed on April 20, 1998. (hereinafter referred to as the "KMC Holdings' S-4")).

*4.1 Amended and Restated Stockholders Agreement dated as of October 31, 1997 by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to KMC Holdings' S-4).

*4.2 Amendment No. 1 dated as of January 7, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to KMC Holdings' S-4).

*4.3 Amendment No. 2 dated as of January 26, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.3 to KMC Holdings' S-4).

*4.4 Amendment No. 3 dated as of February 25, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc. , Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.4 to KMC Holdings' S-4).

*4.5 Amendment No. 4 dated as of February 4, 1999 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc.
        (incorporated herein by reference to Exhibit 4.5 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*4.6 Amendment No. 5 dated as of April 30, 1999 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.) and CoreStates Holdings, Inc. (incorporated herein by reference to
        Exhibit 4.11 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.7 Amendment No. 6 dated as of June 1, 1999 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.) and CoreStates Holdings, Inc. (incorporated herein by reference to
        Exhibit 4.12 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

4.8 Amendment No. 7 dated as of January 1, 2000 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.) and CoreStates Holdings, Inc.

*4.9 Indenture dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Trustee, including specimen of KMC Telecom Holdings, Inc.'s 12 1/2% Senior Discount Note due 2008. (incorporated herein by reference to Exhibit 4.5 to KMC Holdings' S-4).

*4.10 First Supplemental Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Trustee. (incorporated herein by reference to Exhibit 4.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30,
        1999).

*4.11 Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, including specimen of KMC Telecom Holdings, Inc.'s 13 1/2% Senior Notes due 2009. (incorporated herein by reference to Exhibit 4.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1999).

*4.12 Purchase Agreement dated as of May 19, 1999 among KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union Capital Markets Corp., CIBC World Markets Corp., BancBoston Robertson Stephens Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit 4.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1999).

*4.13 Collateral Pledge and Security Agreement made and entered into as of May 24, 1999 by KMC Telecom Financing, Inc. in favor of The Chase Manhattan Bank as Trustee. (incorporated herein by reference to Exhibit 4.4 to KMC Telecom Holdings, Inc. 's Form 10-Q for the quarterly period ended September 30, 1999).

*4.14   Registration  Rights Agreement dated as of January 26, 1998, between KMC
        Telecom   Holdings,   Inc.  and  Morgan  Stanley  &  Co.   Incorporated.
        (incorporated herein by reference to Exhibit 4.6 to KMC Holdings' S-4).

*4.15 Registration Rights Agreement dated as of May 19, 1999 among KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union Capital Markets Corp., CIBC World Markets Corp., BancBoston Robertson Stephens Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit
        4.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1999).

*4.16 Warrant Agreement dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Warrant Agent, including a specimen of Warrant Certificate (incorporated herein by reference to Exhibit 4.7 to KMC Holdings' S-4).

*4.17 Warrant Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.2 to KMC Telecom
        Holdings,  Inc. 's Form 10-Q for the  quarterly  period  ended March 31,
        1999).

*4.18 Warrant Agreement dated as of April 30, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, First Union Investors, Inc., Harold N. Kamine and Nassau Capital Partners L.P. (incorporated herein by reference to Exhibit 4.4 to KMC Telecom Holdings, Inc. 's Form 10-Q for the quarterly period ended June 30, 1999).

*4.19 Amendment No. 1 dated as of April 30, 1999 to the Warrant Agreement dated as of February 4, 1999, among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation, Lucent Technologies Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.7 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30,
        1999).

*4.20 Amendment No. 2 dated as of June 1, 1999 to the Warrant Agreement dated as of February 4, 1999, among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation, Lucent Technologies Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.8 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30,
        1999).

*4.21 Securities Purchase Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit
         10.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended March 31, 1999).

*4.22 Securities Purchase Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.23 Amendment No. 1 dated as of June 1, 1999 to Securities Purchase Agreement among KMC Telecom Holdings, Inc., First Union Investors, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 4.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30,
        1999).

*4.24 Warrant Registration Rights Agreement dated as of January 26, 1998 between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated. (incorporated herein by reference to Exhibit 4.8 to KMC Holdings' S-4).

*4.25 Warrant Registration Rights Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit
        10.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended March 31, 1999).

*4.26 Warrant Registration Rights Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.27 Amendment No. 1 dated as of April 30, 1999 to Warrant Registration Rights Agreement among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 4.6 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.28 Preferred Stock Registration Rights Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc.
        (incorporated herein by reference to Exhibit 4.9 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30,
        1999).

*4.29 Amendment No. 1 dated as of June 1, 1999 to Preferred Stock Registration Rights Agreement among KMC Telecom Holdings, Inc., First Union
        Investors, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 4.10 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*10.1 Purchase Agreement dated January 26, 1998 by and between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated (incorporated herein by reference to Exhibit 10.1 to KMC Holdings' S-4).

*10.2 Loan and Security Agreement dated as of December 22, 1998 among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, the additional subsidiaries from time to time parties thereto, the financial institutions signatory thereto from time to time as "Lenders", First Union National Bank as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Corporation), as Collateral Agent for the Lenders. (incorporated herein by reference to Exhibit 10.2 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*10.3 Amendment No. 1 to Loan and Security Agreement dated as of March 3, 1999 to Loan and Security Agreement dated as of December 22, 1998, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, the additional subsidiaries from time to time parties thereto, the financial institutions signatory thereto from time to time as "Lenders", First Union National Bank as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Corporation), as Collateral Agent for the Lenders. (incorporated herein by reference to Exhibit 10.3 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*10.4 Waiver and Amendment No. 3 to Loan and Security Agreement dated as of October 29, 1999 to Loan and Security Agreement dated as of December 22, 1998, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, the financial institutions from time to time parties thereto as "Lenders", First Union National Bank as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Finance Corporation), as Collateral Agent for the Lenders. (incorporated herein by reference to Exhibit 10.4 to KMC Telecom Holdings, Inc.'s Registration Statement on Form S-4 (Registration No. 333-91237 and 333-91237-01) filed on November 18, 1999 (the "KMC Holdings 1999 S-4").

10.5 Amendment No. 4 to Loan and Security Agreement dated as of December 31, 1999 to Loan and Security Agreement dated as of December 22, 1998, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, the financial institutions from time to time parties thereto as "Lenders", First Union National Bank as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Finance Corporation), an affiliate of The CIT Group, Inc., as Collateral Agent for the Lenders.

10.6 Amended and Restated Loan and Security Agreement dated as of February 15, 2000 by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the financial institutions from time to time parties thereto as "Lenders", First Union National Bank as Administrative Agent for the Lenders, First Union National Bank, as
        Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Finance Corporation), an affiliate of The CIT Group, Inc., as Collateral Agent for the Lenders.

*10.7 General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc. and Lucent Technologies Inc. dated September 24, 1997, as amended on October 15, 1997 (incorporated herein by reference to Exhibit 10.7 to KMC Holdings' S-4).

10.8 Amendment Number Two to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC and Lucent Technologies Inc. dated as of December 22, 1998.

10.9 Amendment Number Three to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC and Lucent Technologies Inc. dated as of November 15, 1999.

10.10 Amendment Number Four to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom Leasing IV LLC, KMC III Services LLC and Lucent Technologies Inc. dated as of February 15, 2000.

*10.11 Professional Services Agreement between KMC Telecom Inc. and Lucent Technologies, Inc. dated September 4, 1997. (incorporated herein by reference to Exhibit 10.8 to KMC Holdings' S-4).

*10.12 Memorandum of Agreement between KMC Telecom Holdings, Inc. and EFTIA OSS Solutions Inc., dated as of October 26, 1998. (incorporated herein by reference to Exhibit 10.6 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*10.13 Master License Agreement dated December 31, 1998 by and between Billing Concepts Systems, Inc. and KMC Telecom Holdings, Inc. (incorporated herein by reference to Exhibit 10.7 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*10.14 Lease Agreement dated January 1, 1996 between Cogeneration Services Inc. (now known as Kamine Development Corp.) and KMC Telecom Inc. (incorporated herein by reference to Exhibit 10.8 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*10.15 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. (incorporated herein by reference to Exhibit 4 to KMC Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1998).+

*10.16 Specimen of Non-Qualified Stock Option Agreement for options granted under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. (incorporated herein by reference to Exhibit 10.10 to KMC Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1998).+

*10.17  Amendment  No.  1 made as of June 7,  1999 to 1998  Stock  Purchase  and
        Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates (incorporated herein by reference to Exhibit 10.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).+

**21.1    Subsidiaries of KMC Telecom Holdings, Inc.

**24.1    Powers of Attorney (Appears on signature page).

**27.1    Financial Data Schedule.

---------------------------
*    Incorporated herein by reference.
**   Filed herewith.
+    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bedminster, State of New Jersey, on the 30th day of March, 2000.

                                 KMC TELECOM HOLDINGS, INC.


                                 By:   /s/ ROSCOE C. YOUNG II
                                    --------------------------------------------
                                           Roscoe Young II
                                           President and Chief Operating Officer

     KNOW BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roscoe C. Young II and William H. Stewart his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2000.

                    SIGNATURE                TITLE(S)

                                             President, Chief Operating Officer
       /s/ ROSCOE C. YOUNG II                and Director (Principal Executive
----------------------------------------     Officer)

      /s/ WILLIAM H. STEWART                 Executive Vice President, Chief
----------------------------------------     Financial Officer and Director
           William H. Stewart                (Principal Financial Officer)

            /s/ ROBERT F. HAGAN              Senior Vice President, Finance
----------------------------------------     (Principal Accounting Officer)
                Robert F. Hagan

            /s/ HAROLD N. KAMINE             Chairman of the Board of Directors
----------------------------------------
                Harold N. Kamine

             /s/ GARY E. LASHER              Vice Chairman of the Board of
----------------------------------------     Directors
                 Gary E. Lasher

        /s/ RICHARD H. PATTERSON             Director
----------------------------------------
            Richard H. Patterson

            /s/ JOHN G. QUIGLEY              Director
----------------------------------------
                John G. Quigley

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT

  *3.1 Certificate of Incorporation of KMC Telecom Holdings, Inc., as amended, dated as of April 30, 1999. (incorporated herein by reference to Exhibit 3.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

  *3.2 Certificate of Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, as amended, dated as of April 30, 1999. (incorporated herein by reference to Exhibit 3.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

  *3.3 Certificate of Powers, Designations, Preferences and Rights of the Series C Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, as amended, dated as of April 30, 1999. (incorporated herein by reference to Exhibit 3.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

  *3.4 Certificate of Powers, Designations, Preferences and Rights of the Series D Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, as amended, dated as of April 30, 1999. (incorporated herein by reference to Exhibit 3.4 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

  *3.5 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, as amended, dated as of April 30, 1999. (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30,
         1999).

  *3.6 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, as amended, dated as of April 30, 1999. (incorporated herein by reference to Exhibit 3.6 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30,
         1999).

*3.7 By-Laws of KMC Telecom Holdings, Inc. (incorporated herein by reference to Exhibit 3.3 to KMC Telecom Holdings, Inc.'s Registration Statement on Form S-4 (Registration No. 333-50475) filed on April 20, 1998. (hereinafter referred to as the "KMC Holdings' S-4")).

*4.1 Amended and Restated Stockholders Agreement dated as of October 31, 1997 by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to KMC Holdings' S-4).

*4.2 Amendment No. 1 dated as of January 7, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to KMC Holdings' S-4).

*4.3 Amendment No. 2 dated as of January 26, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.3 to KMC Holdings' S-4).

*4.4 Amendment No. 3 dated as of February 25, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc. , Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.4 to KMC Holdings' S-4).

*4.5 Amendment No. 4 dated as of February 4, 1999 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc.
        (incorporated herein by reference to Exhibit 4.5 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*4.6 Amendment No. 5 dated as of April 30, 1999 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.) and CoreStates Holdings, Inc. (incorporated herein by reference to
        Exhibit 4.11 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.7 Amendment No. 6 dated as of June 1, 1999 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.) and CoreStates Holdings, Inc. (incorporated herein by reference to
        Exhibit 4.12 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

4.8 Amendment No. 7 dated as of January 1, 2000 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.) and CoreStates Holdings, Inc.

*4.9 Indenture dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Trustee, including specimen of KMC Telecom Holdings, Inc.'s 12 1/2% Senior Discount Note due 2008. (incorporated herein by reference to Exhibit 4.5 to KMC Holdings' S-4).

*4.10 First Supplemental Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Trustee. (incorporated herein by reference to Exhibit 4.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30,
        1999).

*4.11 Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, including specimen of KMC Telecom Holdings, Inc.'s 13 1/2% Senior Notes due 2009. (incorporated herein by reference to Exhibit 4.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1999).

*4.12 Purchase Agreement dated as of May 19, 1999 among KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union Capital Markets Corp., CIBC World Markets Corp., BancBoston Robertson Stephens Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit 4.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1999).

*4.13 Collateral Pledge and Security Agreement made and entered into as of May 24, 1999 by KMC Telecom Financing, Inc. in favor of The Chase Manhattan Bank as Trustee. (incorporated herein by reference to Exhibit 4.4 to KMC Telecom Holdings, Inc. 's Form 10-Q for the quarterly period ended September 30, 1999).

*4.14   Registration  Rights Agreement dated as of January 26, 1998, between KMC
        Telecom   Holdings,   Inc.  and  Morgan  Stanley  &  Co.   Incorporated.
        (incorporated herein by reference to Exhibit 4.6 to KMC Holdings' S-4).

*4.15 Registration Rights Agreement dated as of May 19, 1999 among KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union Capital Markets Corp., CIBC World Markets Corp., BancBoston Robertson Stephens Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit
        4.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1999).

*4.16 Warrant Agreement dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Warrant Agent, including a specimen of Warrant Certificate (incorporated herein by reference to Exhibit 4.7 to KMC Holdings' S-4).

*4.17 Warrant Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.2 to KMC Telecom
        Holdings,  Inc. 's Form 10-Q for the  quarterly  period  ended March 31,
        1999).

*4.18 Warrant Agreement dated as of April 30, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, First Union Investors, Inc., Harold N. Kamine and Nassau Capital Partners L.P. (incorporated herein by reference to Exhibit 4.4 to KMC Telecom Holdings, Inc. 's Form 10-Q for the quarterly period ended June 30, 1999).

*4.19 Amendment No. 1 dated as of April 30, 1999 to the Warrant Agreement dated as of February 4, 1999, among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation, Lucent Technologies Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.7 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30,
        1999).

*4.20 Amendment No. 2 dated as of June 1, 1999 to the Warrant Agreement dated as of February 4, 1999, among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation, Lucent Technologies Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.8 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30,
        1999).

*4.21 Securities Purchase Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit
         10.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended March 31, 1999).

*4.22 Securities Purchase Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.23 Amendment No. 1 dated as of June 1, 1999 to Securities Purchase Agreement among KMC Telecom Holdings, Inc., First Union Investors, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 4.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30,
        1999).

*4.24 Warrant Registration Rights Agreement dated as of January 26, 1998 between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated. (incorporated herein by reference to Exhibit 4.8 to KMC Holdings' S-4).

*4.25 Warrant Registration Rights Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit
        10.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended March 31, 1999).

*4.26 Warrant Registration Rights Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.27 Amendment No. 1 dated as of April 30, 1999 to Warrant Registration Rights Agreement among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 4.6 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.28 Preferred Stock Registration Rights Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc.
        (incorporated herein by reference to Exhibit 4.9 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30,
        1999).

*4.29 Amendment No. 1 dated as of June 1, 1999 to Preferred Stock Registration Rights Agreement among KMC Telecom Holdings, Inc., First Union
        Investors, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 4.10 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*10.1 Purchase Agreement dated January 26, 1998 by and between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated (incorporated herein by reference to Exhibit 10.1 to KMC Holdings' S-4).

*10.2 Loan and Security Agreement dated as of December 22, 1998 among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, the additional subsidiaries from time to time parties thereto, the financial institutions signatory thereto from time to time as "Lenders", First Union National Bank as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Corporation), as Collateral Agent for the Lenders. (incorporated herein by reference to Exhibit 10.2 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*10.3 Amendment No. 1 to Loan and Security Agreement dated as of March 3, 1999 to Loan and Security Agreement dated as of December 22, 1998, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, the additional subsidiaries from time to time parties thereto, the financial institutions signatory thereto from time to time as "Lenders", First Union National Bank as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Corporation), as Collateral Agent for the Lenders. (incorporated herein by reference to Exhibit 10.3 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*10.4 Waiver and Amendment No. 3 to Loan and Security Agreement dated as of October 29, 1999 to Loan and Security Agreement dated as of December 22, 1998, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, the financial institutions from time to time parties thereto as "Lenders", First Union National Bank as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Finance Corporation), as Collateral Agent for the Lenders. (incorporated herein by reference to Exhibit 10.4 to KMC Telecom Holdings, Inc.'s Registration Statement on Form S-4 (Registration No. 333-91237 and 333-91237-01) filed on November 18, 1999 (the "KMC Holdings 1999 S-4").

10.5 Amendment No. 4 to Loan and Security Agreement dated as of December 31, 1999 to Loan and Security Agreement dated as of December 22, 1998, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, the financial institutions from time to time parties thereto as "Lenders", First Union National Bank as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Finance Corporation), an affiliate of The CIT Group, Inc., as Collateral Agent for the Lenders.

10.6 Amended and Restated Loan and Security Agreement dated as of February 15, 2000 by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the financial institutions from time to time parties thereto as "Lenders", First Union National Bank as Administrative Agent for the Lenders, First Union National Bank, as
        Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Finance Corporation), an affiliate of The CIT Group, Inc., as Collateral Agent for the Lenders.

*10.7 General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc. and Lucent Technologies Inc. dated September 24, 1997, as amended on October 15, 1997 (incorporated herein by reference to Exhibit 10.7 to KMC Holdings' S-4).

10.8 Amendment Number Two to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC and Lucent Technologies Inc. dated as of December 22, 1998.

  10.9 Amendment Number Three to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC and Lucent Technologies Inc. dated as of November 15, 1999.

  10.10 Amendment Number Four to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom Leasing IV LLC, KMC III Services LLC and Lucent Technologies Inc. dated as of February 15, 2000.

*10.11 Professional Services Agreement between KMC Telecom Inc. and Lucent Technologies, Inc. dated September 4, 1997. (incorporated herein by reference to Exhibit 10.8 to KMC Holdings' S-4).

*10.12 Memorandum of Agreement between KMC Telecom Holdings, Inc. and EFTIA OSS Solutions Inc., dated as of October 26, 1998. (incorporated herein by reference to Exhibit 10.6 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*10.13 Master License Agreement dated December 31, 1998 by and between Billing Concepts Systems, Inc. and KMC Telecom Holdings, Inc. (incorporated herein by reference to Exhibit 10.7 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*10.14 Lease Agreement dated January 1, 1996 between Cogeneration Services Inc. (now known as Kamine Development Corp.) and KMC Telecom Inc. (incorporated herein by reference to Exhibit 10.8 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*10.15 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. (incorporated herein by reference to Exhibit 4 to KMC Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1998).

*10.16 Specimen of Non-Qualified Stock Option Agreement for options granted under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. (incorporated herein by reference to Exhibit 10.10 to KMC Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1998).

*10.17  Amendment  No.  1 made as of June 7,  1999 to 1998  Stock  Purchase  and
        Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates (incorporated herein by reference to Exhibit 10.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

21.1    Subsidiaries of KMC Telecom Holdings, Inc.

24.1    Powers of Attorney (Appears on signature page).

27.1    Financial Data Schedule.

-----------------------------------------------

*       EXHIBITS FILED PREVIOUSLY.