Form 10-Q
period 2000-03-31
KMC TELECOM HOLDINGS INC
filed 2000-05-15
CIK 1059851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                           OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission File Number:  333-50475

                           KMC TELECOM HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                              22-3545325
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                         Outstanding
          -----                                         -----------
      Common Stock, par value $0.01                     853,765 shares,
      per share.                                        as of  May 12, 2000

                           KMC TELECOM HOLDINGS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                       Page No.

ITEM 1. Financial Statements

        Unaudited Condensed Consolidated Balance Sheets, December 31,
         1999 and March 31, 2000......................................   2

        Unaudited Condensed Consolidated Statements of Operations,
         Three Months Ended March 31, 1999 and 2000...................   3

        Unaudited Condensed Consolidated Statements of Cash Flows,
         Three Months Ended March 31, 1999 and 2000...................   4

        Notes to Unaudited Condensed Consolidated Financial
         Statements...................................................   5

ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................  12

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk....  16

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.............................................  17

ITEM 2. Changes in Securities and Use of Proceeds.....................  17

ITEM 3. Defaults Upon Senior Securities...............................  17

ITEM 4. Submission of Matters to a Vote of Security Holders...........  17

ITEM 5. Other Information.............................................  17

ITEM 6. Exhibits and Reports on Form 8-K..............................  17

SIGNATURES............................................................  19

                         PART I - FINANCIAL INFORMATION
                           KMC Telecom Holdings, Inc.
                 Unaudited Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                      December 31,   March 31,
                                                          1999          2000
                                                       -----------    ---------
Assets
Current assets:
    Cash and cash equivalents........................  $   85,966   $  97,678
    Restricted investments...........................      37,125      37,125
    Accounts receivable, net of allowance for
     doubtful accounts of $5,551 and $5,853 in 1999
     and 2000, respectively..........................      27,373      34,612
    Prepaid expenses and other current assets........       1,375     136,123
                                                       ----------  -----------
Total current assets.................................     151,839     305,538
Long term restricted investments.....................      51,446      58,279
Networks, property and equipment, net................     639,324     726,042
Intangible assets, net...............................       3,602       3,844
Deferred financing costs, net........................      38,816      46,454
Other assets.........................................       1,013       1,353
                                                       ----------  -----------
                                                       $  886,040  $1,141,510
                                                       ==========  ===========
Liabilities,  redeemable and nonredeemable  equity
  (deficiency)
Current liabilities:
    Accounts payable.................................  $  167,490  $  208,689
    Accrued expenses.................................      37,047      54,916
    Deferred revenue.................................       4,309       6,631
                                                       ----------  -----------
Total current liabilities............................     208,846     270,236
Notes payable........................................     235,000     499,417
Senior discount notes payable........................     301,137     310,422
Senior notes payable.................................     275,000     275,000
                                                       ----------  -----------
Total liabilities....................................   1,019,983   1,355,075

Commitments and contingencies

Redeemable equity:
   Senior  redeemable,  exchangeable,  PIK preferred
     stock,  par value $.01 per share; authorized:
     630 shares in 1999 and 2000; shares issued
     and outstanding:
        Series E, 65 shares in 1999 and 67 shares in
          2000 ($67,380 liquidation
          preference) ...............................      50,770      53,464
        Series F, 44 shares in 1999 and 46 shares in
          2000 ($45,792 liquidation
          preference)................................      41,370      43,632
    Redeemable cumulative convertible preferred stock,
        par value $.01 per share; 499 shares
        authorized; shares issued and outstanding:
       Series A, 124 shares in 1999 and 2000 ($12,380
        liquidation preference)......................      71,349      90,552
       Series C, 175 shares in 1999 and 2000
        ($17,500 liquidation preference).............      40,301      49,669
    Redeemable common stock, 224 shares issued and
        outstanding..................................      33,755      39,846
    Redeemable common stock warrants.................      12,925      14,483
                                                       ----------  -----------
Total redeemable equity..............................     250,470     291,646
                                                       ----------  -----------
Nonredeemable equity (deficiency):
    Common stock, par value  $.01 per share; 3,000
     shares authorized, 629 shares and 630 shares
     issued and outstanding in 1999 and 2000,
     respectively....................................          6           6
    Unearned compensation............................     (9,163)    (10,304)
    Accumulated deficit..............................   (375,256)   (494,913)
                                                       ----------  ----------
Total nonredeemable equity (deficiency)..............   (384,413)   (505,211)
                                                       ----------  -----------
                                                       $  886,040  $1,141,510
                                                       ==========  ===========

                             See accompanying notes.


                           KMC Telecom Holdings, Inc.

            Unaudited Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)



                                                Three Months Ended
                                                     March 31,
                                               ----------------------
                                                  1999         2000
                                               ----------   ---------
Revenue......................................  $   11,078   $ 29,151
Operating expenses:
    Network operating costs..................      15,026     28,807
    Selling, general and administrative......      16,634     39,326
    Stock option compensation expense........       3,869     13,308
    Depreciation and amortization............       5,523     13,737
                                               ----------   ---------
      Total operating expenses...............      41,052     95,178
                                               ----------   ---------
Loss from operations.........................    (29,974)    (66,027)
Interest income..............................         942      1,969
Interest expense.............................    (10,327)    (27,164)
                                               ----------    --------
Net loss before cumulative effect of change
  in accounting principle....................    (39,359)    (91,222)
Cumulative effect of change in accounting
  principle..................................           -     (1,705)
                                               ----------   ---------
Net loss.....................................    (39,359)    (92,927)
Dividends and accretion on redeemable
  preferred stock............................    (11,444)    (33,527)
                                               ----------   ---------
Net loss applicable to common shareholders...  $ (50,803)  $(126,454)
                                               ==========  ==========
Net loss per common share before cumulative
  effect of change in accounting principle...  $  (59.87)  $ (146.19)
Cumulative effect of  change in accounting
  principle..................................          -       (2.00)
                                               ----------  ----------
Net loss per common share....................  $  (59.87)  $ (148.19)
                                               ==========  ==========
Weighted average number of common shares
  outstanding................................     848,565    853,341
                                               ==========  ==========
Pro forma  amounts  assuming  the change in
  accounting  principle  was  applied
  retroactively:
Net loss applicable to common shareholders...  $ (50,983)  $(124,749)
                                               ==========  ==========
Net loss per common share....................  $  (60.08)  $ (146.19)
                                               ==========  ==========

                             See accompanying notes.


                           KMC Telecom Holdings, Inc.

                 Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                          1999        2000
                                                        --------    -------
Operating Activities
Net loss.............................................  $ (39,359)  $ (92,927)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization....................       5,523     13,737
    Non-cash interest expense........................       8,291      9,061
    Non-cash stock option compensation expense.......       3,869     13,308
    Changes in assets and liabilities:
      Accounts receivable............................      (3,717)    (7,239)
      Prepaid expenses and other current assets......          89      (348)
      Other assets...................................         (34)    (7,229)
      Accounts payable...............................      (5,146)   (45,416)
      Accrued expenses...............................       2,369     13,554
      Deferred revenue...............................       3,122      2,322
                                                       -----------  ---------
Net cash used in operating activities................     (24,993)  (101,177)
                                                       -----------  ---------

Investing Activities
Construction of networks and purchases of equipment..    (36,479)   (145,850)
Acquisitions of franchises, authorizations and
  related assets.....................................       (303)       (395)
Purchases of investments, net........................     (1,080)          -
                                                       -----------  ---------
Net cash used in investing activities................    (37,862)   (146,245)
                                                       -----------  ---------

Financing Activities
Proceeds from issuance of preferred stock and related
  warrants, net of issuance costs....................      58,200          -
Proceeds from exercise of stock options..............         333          -
Proceeds from credit facilities, net of issuance costs     30,933    259,134
                                                       -----------  ---------
Net cash provided by financing activities............      89,466    259,134
                                                       -----------  ---------

Net increase in cash and cash equivalents............      26,611     11,712
Cash and cash equivalents, beginning of period.......      21,181     85,966
                                                       -----------  ---------

Cash and cash equivalents, end of period.............   $  47,792   $ 97,678
                                                       ===========  =========

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of
  amounts capitalized................................   $     464   $  3,332
                                                       ===========  =========

                             See accompanying notes.


                           KMC Telecom Holdings, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

                                 March 31, 2000

1.    Basis of Presentation and Organization

      KMC Telecom  Holdings,  Inc. and its  subsidiaries,  KMC Telecom Inc., KMC
Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom of Virginia, Inc., KMC Telecom IV of Virginia, Inc., KMC Telecom V, Inc., KMC Telecom Financial Services LLC, KMC Telecom.com, Inc. and KMC Telecom Financing, Inc., are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company is a facilities-based competitive local exchange carrier ("CLEC") providing telecommunications and data services to its customers; principally business, government and institutional end-users, as well as Internet service providers, long distance companies and wireless service providers, primarily in the Southeastern and Midwestern United States.

      The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the financial statements and notes thereto of KMC Telecom Holdings, Inc. as of and for the year ended December 31, 1999.

      The unaudited interim financial statements reflect all adjustments which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

      The balance sheet of KMC Telecom Holdings, Inc. at December 31, 1999 was derived from the audited consolidated balance sheet at that date.

      Certain reclassifications have been made to the 1999 Unaudited Condensed Consolidated Financial Statements to conform with the 2000 presentation.

2.    Accounting Change

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Through December 31, 1999, the Company recognized installation revenue upon completion of the installation. Effective January 1, 2000, in accordance with the provisions of SAB 101, the Company is recognizing installation revenue over the average contract period. The cumulative effect of this change in accounting principle resulted in a charge of approximately $1.7 million which was recorded in the quarter ended March 31, 2000. For the quarter ended March 31, 2000, the net effect on revenues of adopting this change in accounting principle was approximately $230,000.

3.   Networks, Property and Equipment

      Networks and equipment are comprised of the following:

                                                    December 31, March 31,
                                                        1999        2000
                                                    -----------  ---------
                                                        (in thousands)

Fiber optic systems..............................   $  164,985  $ 197,023
Telecommunications equipment.....................      421,718    438,936
Furniture and fixtures...........................       21,397     23,745
Leasehold improvements...........................        1,811      1,766
Construction-in-progress.........................       66,380    115,113
                                                    ----------   --------
                                                       676,291    776,583
Less accumulated depreciation....................     (36,967)   (50,541)
                                                   -----------  ---------
                                                    $  639,324  $ 726,042
                                                   ===========  =========

      Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks for the three months ended March 31, 1999 and 2000 amounted to $539,000 and $2.2 million, respectively.


4.    Intangible Assets

      Intangible assets are comprised of the following:

                                                       December 31,  March 31,
                                                          1999        2000
                                                       -----------  ---------
                                                         (in thousands)

Franchise costs....................................  $    2,015    $  2,218
Authorizations and rights-of-way...................       2,052       2,198
Building access agreements.........................         637         637
Other..............................................         401         447
                                                     -----------   ---------
                                                          5,105       5,500
Less accumulated amortization......................      (1,503)     (1,656)
                                                     -----------   ---------
                                                     $    3,602    $  3,844
                                                     ===========   =========

5.    Accrued Expenses

      Accrued expenses are comprised of the following:

                                                     December 31,   March 31,
                                                         1999          2000
                                                     -----------   ----------
                                                          (in thousands)

Accrued compensation.............................     $   11,423   $   9,860
Accrued costs related to financing activities....          7,316      11,080
Accrued interest payable.........................          8,544      19,828
Accrued telecommunications costs.................          3,794       4,345
Other accrued expenses...........................          5,970       9,803
                                                     ============  ==========
                                                      $   37,047   $  54,916
                                                     ============  ==========



6.    Amended Senior Secured Credit Facility

      During the quarter ended March 31, 2000, KMC Telecom, Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc. and KMC Telecom III, Inc. (collectively, the "Borrowers"), amended, restated and combined the Senior Secured Credit Facility and the Lucent Facility, in a single facility by entering into a $700 million Loan and Security Agreement (the "Amended Senior Secured Credit Facility") with a group of lenders led by Newcourt Commercial Finance Corporation, GE Capital Corporation, Canadian Imperial Bank of Commerce, First Union National Bank and Lucent Technologies, Inc. (collectively, the "Lenders").

      The Amended Senior Secured Credit Facility includes a $175 million reducing revolver facility (the "Revolver"), a $75 million term loan (the "Term Loan") and a $450 million term loan facility (the "Lucent Term Loan"). At March 31, 2000, the outstanding loan balances on the Revolver, the Term Loan and the Lucent Term Loan, were approximately $164 million, $75 million, and $260 million, respectively.

      The Revolver will mature on April 1, 2007. Proceeds from the Revolver can be used to finance the purchase of certain equipment, transaction costs and, upon attainment of certain financial conditions, for working capital and other general corporate purposes. The aggregate commitment of the Lenders under the Revolver will be reduced on each quarterly payment date beginning April 1, 2003. The initial quarterly commitment reduction is 5.0%, reducing to 3.75% on July 1, 2003, then increasing to 6.25% on July 1, 2004, and further increasing to 7.50% on July 1, 2006. Commencing with the fiscal year ending December 31, 2001, the aggregate Revolver commitment will be further reduced by an amount equal to 50% of excess operating cash flows (as defined in the Amended Senior Secured Credit Facility) for the prior fiscal year until the Borrowers achieve certain financial conditions. The Borrowers must pay an annual commitment fee on the unused portion of the Revolver ranging from .75% to 1.25%.

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

      Borrowings under the Amended Senior Secured Credit Facility will bear interest payable, at the Borrowers' option, at either (a) the "Applicable Base Rate Margin" (which generally ranges from 2.00% to 3.25%) plus the greater of
(i) the administrative agent's prime rate or (ii) the overnight federal funds rate plus .5% or (b) the "Applicable LIBOR Margin" (which generally ranges from 3.00% to 4.25%) plus LIBOR, as defined. "Applicable Base Rate Margin" interest is payable quarterly while "Applicable LIBOR Margin" interest is payable at the end of each applicable interest period or at least every three months. The Borrowers were being charged a weighted average interest rate of 10.31% at March 31, 2000. If a payment default were to occur, the interest rate will be increased by four percentage points. If any other event of default were to occur, the interest rate will be increased by two percentage points.

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

      The Amended Senior Secured Credit Facility contains a number of affirmative and negative covenants, including a covenant requiring the Borrowers to obtain cash capital contributions from KMC Holdings of at least $185 million prior to April 1, 2001. KMC Holdings has secured a financing commitment from Lucent for $100 million in PIK Preferred Stock, the proceeds of which will be applied toward this requirement, and currently contemplates raising the $85 million balance through private or public sales of securities in the capital markets. If the $185 million is not funded by July 31, 2000 then the applicable interest rate associated with this facility will increase by 100 basis points until the $185 million amount is fully funded. Additional affirmative and negative covenants include, among others, covenants restricting the ability of the Borrowers to consolidate or merge with any person, sell or lease assets not in the ordinary course of business, sell or enter into long term leases of dark fiber, redeem stock, pay dividends or make any other payments (including payments of principal or interest on loans) to KMC Holdings, create subsidiaries, transfer any permits or licenses, or incur additional indebtedness or act as guarantor for the debt of any person, subject to certain conditions.

      The Borrowers are required to comply with certain financial tests and maintain certain financial ratios, including, among others, a ratio of total debt to contributed capital, certain minimum revenues, maximum EBITDA losses and minimum EBITDA, maximum capital expenditures and minimum access lines, a maximum total leverage ratio, a minimum debt service coverage ratio, a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The covenants become more restrictive upon the earlier of (i) March 31, 2002 and (ii) after the Borrowers achieve positive EBITDA on a combined basis for two consecutive fiscal quarters and a total leverage ratio (as defined) equal to or less than 9 to 1.

      Failure to satisfy any of the financial covenants will constitute an event of default under the Amended Senior Secured Credit Facility permitting the Lenders, after notice, to terminate the commitment and/or accelerate payment of outstanding indebtedness thereunder. The Amended Senior Secured Credit Facility also includes other customary events of default, including, without limitation, a cross-default to other material indebtedness, material undischarged judgments, bankruptcy, loss of a material franchise or material license, breach of representations and warranties, a material adverse change, and the occurrence of a change of control.

7.    Service Revenues

      The Company provides on-net switched and dedicated services and resells switched services previously purchased from the incumbent local exchange carrier. On-net services include both services provided through direct connections to our own networks and services provided by means of unbundled network elements leased from the incumbent local exchange carrier.

      The Company's service revenues consist of the following:

                                                        Three Months Ended
                                                             March 31,
                                                           1999       2000
                                                         -------    -------
                                                            (in thousands)
On-net................................................   $  4,919   $ 25,741
Resale................................................      6,159      3,410
                                                         --------   --------
Total.................................................   $ 11,078   $ 29,151
                                                         ========   ========


8.   Commitments and Contingencies

Purchase Commitments

      As of March 31, 2000, the Company has outstanding commitments aggregating approximately $40 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers.

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

      The redeemable preferred stock, redeemable common stock and redeemable common stock warrants, which are subject to the stockholders agreement, are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At March 31, 2000, the aggregate redemption value of the redeemable equity was approximately $386 million, reflecting per share redemption amounts of $1,454 for the Series A Preferred Stock, $571 for the Series C Preferred Stock and $300 for the redeemable common stock and redeemable common stock warrants.

9.    Net Loss Per Common Share

      The following table sets forth the computation of net loss per common share-basic (in thousands, except share and per share amounts):

                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                    1999         2000
                                                 ---------     --------
Numerator:
     Net loss before cumulative effect of
       change in accounting principle..........    (39,359)   $ (91,222)
     Cumulative effect of change in accounting
       principle...............................          -       (1,705)
                                                 ----------   ----------
     Net loss..................................    (39,359)     (92,927)
     Dividends and accretion on redeemable
       preferred stock.........................    (11,444)     (33,527)
                                                 ----------    ---------
     Numerator for net loss applicable to
       common shareholders.....................  $ (50,803)   $(126,454)
                                                 ==========   ==========

Denominator:
     Denominator for net loss per common share
      - weighted average number of common shares
      outstanding..............................     848,565     853,341
                                                 ==========    ========
Net loss per common share before cumulative
  effect of change in accounting principle -
  basic........................................  $  (59.87)   $ (146.19)
Cumulative effect of change in accounting
  principle....................................           -       (2.00)
                                                  ---------   ----------
Net loss per common share - basic..............  $  (59.87)   $  (148.19)
                                                 ==========   ==========


     Options and warrants to purchase an aggregate of 364,495 and 520,531 shares of common stock were outstanding as of March 31, 1999 and 2000, respectively, but a computation of diluted net loss per common share has not been presented, as the effect would be anti-dilutive.

10. Significant Contracts

      In March 2000, the Company entered into an agreement with Qwest Communications Corporation, pursuant to which (i) the Company took delivery of approximately $134 million of portal equipment from the provider and (ii) the Company agreed to install and maintain this equipment, in over 90 cities throughout the United States, principally to handle Internet service provider traffic on behalf of the provider. The services agreement is for a term of 42 months, commencing August 1, 2000 and expiring on January 31, 2004. The Company expects to enter into a financing transaction to fund the cost of this equipment. This equipment is recorded in other current assets and accounts payable at March 31, 2000.

11.  Subsequent Events

Amended and Restated Interest Rate Swap Agreement

     In April 2000, the Company entered into an amended and restated interest rate swap agreement (the "Amended Swap") with a commercial bank to reduce the impact of changes in interest rates on its outstanding variable rate debt. The Amended Swap effectively fixes the Company's interest rate on $325 million of outstanding variable rate borrowings under the Amended Senior Secured Credit Facility (see Note 6) through April 2003 after which time the Amended Swap is reduced to $225 million through January 2004 and then finally reduced to $100 million until termination of the Amended Swap in April 2005. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

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

                  Three Months Ended March 31, 2000 Compared To
                        Three Months Ended March 31, 1999

      Revenue. On an as reported basis, revenue increased 163% from $11.1 million for the three months ended March 31, 1999 (the "1999 First Quarter") to $29.2 million for the three months ended March 31, 2000 (the "2000 First Quarter"). This increase is primarily attributable to the fact that we derived revenues from 35 markets during the 2000 First Quarter compared to 22 markets during the 1999 First Quarter. In addition, after adjusting 1999 revenues for the reversal of reciprocal compensation to Internet service providers in Louisiana, each of our systems that generated revenues during the 1999 First Quarter generated increased revenues during the 2000 First Quarter.

      During the 1999 First Quarter, we recognized revenue which we believed was due to us from incumbent local exchange carriers for terminating local traffic of Internet service providers. We determined to recognize this revenue because we concluded, based upon all of the facts and circumstances known to us at the time, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of those amounts was reasonably assured. On October 13, 1999, however, the Louisiana Public Service Commission ruled that local traffic to Internet service providers in Louisiana is not eligible for reciprocal compensation. As a result of that ruling, we determined that we could no longer conclude that realization of amounts attributable to termination of local calls to Internet service providers in Louisiana was reasonably assured. Accordingly, we recorded an adjustment to reduce revenue in the third quarter of 1999, which reversed all reciprocal revenue recognized related to Internet service provider traffic in Louisiana for the entire year of 1998 and the first nine months of 1999. The adjustment amounted to $4.4 million, of which $800,000 related to the 1999 First Quarter.

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


      Our management will continue to consider the circumstances surrounding this dispute periodically in determining whether reserves against unpaid balances are warranted. As of March 31, 2000, no reserves are considered necessary by management. We recognized reciprocal compensation revenue of $6.4 million, or 22% of our total revenue, during the 2000 First Quarter, approximately 63% of which relates to our interconnection agreement with BellSouth.

      On an as reported basis, On-net special access, private line and switched services revenue ("On-net revenue") increased 426% from $4.9 million in the 1999 First Quarter to $25.8 million in the 2000 First Quarter, while revenue derived from the resale of switched services ("Resale revenue") decreased 45% from $6.2 million to $3.4 million over the same period. On-net revenues include both services provided through direct connections to our own networks and services provided by means of unbundled network elements leased from the incumbent local exchange carrier. On-net revenues represented 88% of total revenue in the 2000 First Quarter, compared to 44% of total revenue in the 1999 First Quarter.

      Network Operating Costs. Network operating costs increased 92% from $15.0 million for the 1999 First Quarter to $28.8 million for the 2000 First Quarter. This increase of approximately $13.8 million was due primarily to the increase in the number of markets in which we operated in the 2000 First Quarter as compared to the 1999 First Quarter. The detailed components of this increase are $6.1 million in direct costs associated with providing on-net services, resale services and leasing unbundled network element services, $4.5 million in personnel costs, $1.0 million in consulting and professional services costs, $900,000 in network support services, $700,000 in telecommunications costs and $600,000 in other direct operating costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 138% from $16.6 million for the 1999 First Quarter to $39.3 million in the 2000 First Quarter. This increase of approximately $22.7 million is due primarily to the increase in the number of markets in which we operated in the 2000 First Quarter as compared to the 1999 First Quarter. The detailed components of this increase are $11.8 million in personnel costs, $1.1 million in professional costs, $1.0 million in facility costs, $900,000 in travel related costs, $800,000 in telecommunications costs, as well as increases in other marketing and general and administrative costs aggregating approximately $7.1 million.

      Stock Option Compensation Expense. Stock option compensation expense, a non-cash charge, increased 241% from $3.9 million in the 1999 First Quarter to $13.3 million for the 2000 First Quarter. This increase is due primarily to an increase in the estimated fair value of the Company's Common Stock, as well as the grant of additional option awards during the 2000 First Quarter.

      Depreciation and Amortization. Depreciation and amortization expense increased 149% from $5.5 million for the 1999 First Quarter to $13.7 million for the 2000 First Quarter. This increase is due primarily to depreciation expense associated with the greater number of networks in commercial operation during the 2000 First Quarter.

      Interest Income. Interest income increased 122% from $900,000 in the 1999 First Quarter to $2.0 million in the 2000 First Quarter. The increase is due primarily to larger average cash, cash equivalent and restricted cash balances during the 2000 First Quarter as compared to the 1999 First Quarter.

      Interest Expense. Interest expense increased 164% from $10.3 million in the 1999 First Quarter to $27.2 million in the 2000 First Quarter. The increase is due primarily to the issuance of the Senior Notes in May 1999, higher borrowings under the Amended Senior Secured Credit Facility and additional accretion on the Senior Discount Notes. We capitalized interest related to network construction projects of $539,000 during the 1999 First Quarter and $2.2 million during the 2000 First Quarter.

      Net Loss Before Cumulative Effect of Change in Accounting Principle. For the reasons stated above, net loss before cumulative effect of change in accounting principle increased 131% from $39.4 million for the 1999 First Quarter to $91.2 million for the 2000 First Quarter.

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

      During the 2000 First Quarter, we amended, restated and combined our prior Senior Secured Credit Facility and our prior Lucent Facility in a single $700.0 million facility (See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements). Under the Amended Senior Secured Credit Facility, our subsidiaries which own our 35 existing networks and the 2 networks which are to be completed during 2000 are permitted to borrow up to an aggregate of $700.0 million, subject to certain conditions, for the purchase of fiber optic cable, switches and other telecommunications equipment and, once certain financial conditions are met, for working capital and other general corporate purposes.

      At May 12, 2000 we had $540.4 million of indebtedness outstanding under the Amended Senior Secured Credit Facility and had an additional $159.6 million in borrowing capacity available thereunder, subject to certain conditions. The Amended Senior Secured Credit Facility contains a number of affirmative and negative covenants, one of which requires us to make cash capital contributions to our subsidiaries which are the borrowers thereunder of at least $185 million prior to April 1, 2001. If this $185 million cash capital contribution is not made by July 31, 2000, however, the applicable interest rate associated with the facility will increase by 100 basis points until the $185 million amount is fully funded. In March 2000, we received a commitment from Lucent Technologies, Inc. to purchase an additional $100 million of our PIK Preferred Stock which we will apply towards the $185 million requirement referred to above. We currently contemplate raising the $85 million balance through private or public sales of securities in the capital markets.

     Net cash provided by financing activities from borrowings was $259.1 million for the 2000 First Quarter. Our net cash used in operating and investing activities was $247.4 million for the 2000 First Quarter.

      We made capital expenditures of $49.4 million in the 1999 First Quarter versus $100.3 million for the 2000 First Quarter. Continued significant capital expenditures are expected to be made in 2000 and thereafter. The majority of these expenditures are expected to be made for network construction and the purchase of switches and related equipment to facilitate the offering of our services. We expect to continue to incur operating losses while we expand our business and build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

      In addition to the capital expenditures above, we took delivery of approximately $134 million of portal equipment in March 2000 in association with entering into an agreement with Qwest Communications Corporation (See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements). We expect to enter into a financing transaction to fund the cost of this equipment, however, we can give no assurance that we will be able to obtain such financing.

      At March 31, 2000, we had outstanding commitments aggregating approximately $40.0 million related to the purchase of fiber optic cable and telecommunications equipment under our agreements with certain suppliers and service providers.

      We believe that our cash, the expected proceeds from our proposed sale of PIK Preferred Stock to Lucent and borrowings available under the Amended Senior Secured Credit Facility will be sufficient to meet our liquidity needs through the completion of our remaining 2 networks currently planned for completion during 2000, as well as operating losses and capital expenditure requirements for all of our 37 markets at least through the end of the first quarter of 2001.

      However, in the event that our plans change, the assumptions upon which our plans are based prove inaccurate, we expand or accelerate our business plan or we determine to consummate acquisitions, the foregoing sources of funds may prove insufficient to complete all such networks, and we may be required to seek additional financing sooner than we currently expect. Additional sources of financing may include public or private equity or debt financings by the Company, leases and other financing arrangements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to our operations result primarily from changes in interest rates. A substantial portion of our long-term debt bears interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. We are subject to the risk that market interest rates will decline and the interest expense due under the fixed rate debt will exceed the amounts due based on current market rates. We have entered into an interest rate swap agreement with a commercial bank to reduce the impact of changes in interest rates on a portion of our outstanding variable rate debt. The agreement effectively fixes the interest rate on $125.0 million of our outstanding variable rate borrowings under the Amended Senior Secured Credit Facility due 2007. The interest rate swap agreement terminates in April 2004. For other information regarding an April 2000 amendment and restatement of the swap agreement, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1.

      The following table provides information about our significant financial instruments that are sensitive to changes in interest rates (in millions):

                        Fair Value on                Future Principal Payments
                          March 31,
                            2000     2000   2001    2002   2003    2004  Thereafter  Total
                          --------   ----   ----    ----   ----    ----  ----------  -----
Long-Term Debt:
 Fixed Rate:

  Senior Discount Notes,
   Interest payable at
   12 1/2%,
   Maturing 2008           $241.6     $-      $-     $-      $-     $-   $310.4      $310.4

  Senior Notes,
   Interest payable at
   13 1/2%,
   Maturing 2009            277.1      -       -      -       -      -    275.0       275.0

 Variable rate:

  Amended Senior
   Secured Credit
   Facility, interest
   variable (10.31% at
   March 31, 2000)(a)       499.4      -       -     .6    44.1   79.1    375.6       499.4

Interest rate swap:
   Variable rate for
   fixed rate                (5.8)      -       -      -       -      -        -         -

   Total                 $1,012.3     $-      $-    $.6   $44.1  $79.1   $961.0   $1,084.8

-----------------------
(a) Pay interest rate is based on a variable rate, which at our option, is determined by either a base rate or LIBOR, plus, in each case, a specified margin.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        (a) On February 1, 2000, an institutional investor exercised 4,250 warrants to purchase 925 shares of Common Stock pursuant to a Warrant Agreement dated as of January 29, 1998. The issuance of the shares upon exercise of the warrants was made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. The Warrant Agreement imposes substantial restrictions upon transfer of the securities and the certificates representing the securities have been legended to that effect.

        (b) On February 28, 2000, an institutional investor exercised 700 warrants to purchase 152 shares of Common Stock pursuant to a Warrant Agreement dated as of January 29, 1998. The issuance of the shares upon exercise of the warrants was made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. The Warrant Agreement imposes substantial restrictions upon transfer of the securities and the certificates representing the securities have been legended to that effect.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not Applicable.

ITEM 5. OTHER INFORMATION.

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits


      10.1 Amendment No. 1, dated as of March 28, 2000, to Amended and Restated Loan and Security Agreement dated as of February 15, 2000 by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC
            Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the financial institutions from time to time parties thereto as "Lenders", First Union National Bank as Administrative Agent for the Lenders, First Union National Bank, as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Finance Corporation), an affiliate of The CIT Group, Inc., as Collateral Agent for the Lenders.

      27.1  Financial Data Schedule.

        (b)  Reports on Form 8-K

            (b)(i) A report on Form 8-K was filed by the Registrant on March 15, 2000 pursuant to Item 5 thereof reporting certain information with respect to a change in its management. Such information was disclosed in a Press Release, dated March 10, 2000, filed as an exhibit to such report.

            (b)(ii) A report on Form 8-K was filed by the Registrant on March 17, 2000 pursuant to Item 5 thereof reporting its unaudited financial results for the year ended December 31, 1999. Such financial results were disclosed in a Press Release, dated March 17, 2000, filed as an exhibit to such report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 2000



                                                KMC TELECOM HOLDINGS, INC.
                                                          (Registrant)



                                                By: /s/       William F. Lenahan
                                                   -----------------------------
                                                William F. Lenahan
                                                Chief Executive Officer
                                                (Principal Executive Officer)



                                                By: /s/       William H. Stewart
                                                   -----------------------------
                                                William H. Stewart
                                                Chief Financial Officer
                                                (Principal Financial Officer)

Exhibit Index

      No.   Description
      ---   -----------


      10.1 Amendment No. 1, dated as of March 28, 2000, to Amended and Restated Loan and Security Agreement dated as of February 15, 2000 by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC
            Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the financial institutions from time to time parties thereto as "Lenders", First Union National Bank as Administrative Agent for the Lenders, First Union National Bank, as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Finance Corporation), an affiliate of The CIT Group, Inc., as Collateral Agent for the Lenders.


      27.1  Financial Data Schedule.