Form 10-Q
period 2000-06-30
KMC TELECOM HOLDINGS INC
filed 2000-08-11
CIK 1059851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                           OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                         Outstanding
          -----                                         -----------
      Common Stock, par value $0.01                     853,775 shares,
      per share.                                        as of August 10, 2000

                           KMC TELECOM HOLDINGS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.

ITEM 1. Financial Statements

        Unaudited Condensed Consolidated Balance Sheets, December 31, 1999
         and June 30, 2000..................................................   2

        Unaudited Condensed Consolidated Statements of Operations,
         Three Months Ended June 30, 1999 and 2000 and Six Months Ended
         June 30, 1999 and 2000.............................................   3

        Unaudited Condensed Consolidated Statements of Cash Flows, Six Months
         Ended June 30, 1999 and 2000.......................................   4

        Notes to Unaudited Condensed Consolidated Financial Statements......   5

ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..........  19

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings...................................................  20

ITEM 2. Changes in Securities and Use of Proceeds...........................  20

ITEM 3. Defaults Upon Senior Securities.....................................  21

ITEM 4. Submission of Matters to a Vote of Security Holders.................  21

ITEM 5. Other Information...................................................  22

ITEM 6. Exhibits and Reports on Form 8-K....................................  22

SIGNATURES..................................................................  24

                         PART I - FINANCIAL INFORMATION
                           KMC TELECOM HOLDINGS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         December 31,   June 30,
                                                             1999         2000
                                                         -----------   ---------
ASSETS
Current assets:
    Cash and cash equivalents........................       $85,966      $60,297
    Restricted investments...........................        37,125       37,125
    Accounts receivable, net of allowance for
      doubtful accounts of $5,551 and $6,401 in 1999
      and 2000, respectively.........................        27,373       36,906
    Prepaid expenses and other current assets........         1,375      171,529
                                                         -----------  ----------
Total current assets.................................       151,839      305,857
Long term restricted investments.....................        51,446       40,623
Networks, property and equipment, net................       639,324      785,874
Intangible assets, net...............................         3,602        4,045
Deferred financing costs, net........................        38,816       44,486
Other assets.........................................         1,013        1,242
                                                         -----------  ----------
                                                           $886,040   $1,182,127
                                                         ===========  ==========
LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY (DEFICIENCY)
Current liabilities:
    Accounts payable.................................      $167,490     $235,870
    Accrued expenses.................................        37,047       58,511
    Deferred revenue.................................         4,309       14,465
                                                         -----------  ----------
Total current liabilities............................       208,846      308,846
Notes payable........................................       235,000      575,190
Senior discount notes payable........................       301,137      320,013
Senior notes payable.................................       275,000      275,000
                                                         -----------  ----------
Total liabilities....................................     1,019,983    1,479,049
Commitments and contingencies
Redeemable equity:
    Senior  redeemable,  exchangeable,  PIK preferred
     stock, par value $.01 per share; authorized:
     630 shares in 1999 and 2000; shares issued and outstanding:
        Series E, 65 shares in 1999 and 69 shares in 2000
         ($69,815 liquidation preference) ...........        50,770       56,217
        Series F, 44 shares in 1999 and 48 shares in 2000
         ($47,447 liquidation preference)............        41,370       45,936
    Redeemable cumulative convertible preferred
      stock, par value $.01 per share; 499 shares
      authorized; shares issued and outstanding:
        Series A, 124 shares in 1999 and 2000 ($12,380
         liquidation preference).....................        71,349       96,792
        Series C, 175 shares in 1999 and 2000 ($17,500
         liquidation preference).....................        40,301       63,826
    Redeemable cumulative convertible Series G
      preferred stock, 540 shares subscribed ........             -      182,500
    Less: Redeemable cumulative convertible Series G
      preferred stock subscription receivable........             -     (182,500)
    Redeemable common stock, 224 shares issued and
      outstanding....................................        33,755       41,752
    Redeemable common stock warrants.................        12,925       15,262
                                                         ----------- ------------
Total redeemable equity..............................       250,470      319,785
                                                         ----------- ------------
Nonredeemable equity (deficiency):
    Common stock, par value $.01 per share; 3,000 shares
      authorized, 629 shares and 630 shares issued and
      outstanding in 1999 and 2000, respectively.....             6            6
    Additional paid-in capital.......................             -        1,561
    Unearned compensation............................        (9,163)     (30,638)
    Accumulated deficit..............................      (375,256)    (587,636)
                                                         ----------- ------------
Total nonredeemable equity (deficiency)..............      (384,413)    (616,707)
                                                         ----------- ------------
                                                           $886,040   $1,182,127
                                                         =========== ============

                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                             THREE MONTHS
                                                 ENDED             SIX MONTHS ENDED
                                               JUNE 30,               JUNE 30,
                                           ------------------  -----------------------

                                            1999      2000         1999        2000
                                           --------  --------  ----------   ----------
   Revenue...............................  $15,634   $38,925      $26,712     $68,076
   Operating expenses:
    Network operating costs:
      Non-cash stock compensation........    1,307       655        1,616       1,853
      Other network operating costs......   17,533    36,483       32,560      65,290
    Selling, general and administrative:
      Non-cash stock compensation.........  15,025     8,709       18,585      20,819
      Other selling, general and
       administrative costs..............   21,586    39,724       38,219      79,050
    Depreciation and amortization........    6,113    17,381       11,636      31,118
                                           --------  --------  ----------- -----------
     Total operating expenses............   61,564   102,952      102,616     198,130
                                           --------  --------  ----------- -----------
   Loss from operations..................  (45,930)  (64,027)    (75,904)    (130,054)
   Other expense.........................   (4,297)        -      (4,297)           -

   Interest income.......................    2,113     2,539        3,055       4,508
   Interest expense......................  (15,687)  (31,236)     (26,014)    (58,400)
                                           --------- --------  ----------- -----------
   Net loss before cumulative effect of
     change in accounting principle......  (63,801)  (92,724)    (103,160)   (183,946)
   Cumulative effect of change in
     accounting principle................        -         -            -      (1,705)
                                          ---------  --------  ----------- -----------
   Net loss..............................  (63,801)  (92,724)    (103,160)   (185,651)

   Dividends and accretion on redeemable
     preferred stock.....................   (31,971)  (25,454)    (43,415)    (58,981)
                                          ---------  --------  ----------- -----------
   Net loss applicable to common
     shareholders........................ $(95,772) $(118,178)  $(146,575)  $(244,632)
                                          =========  ========= =========== ===========
   Net loss per common share before
     cumulative effect of change in
     accounting principle................  $(112.32) $(138.42)   $(172.31)   $(284.60)

   Cumulative effect of change in
     accounting principle................         -         -           -       (2.00)
                                           --------  --------  ----------- -----------
   Net loss per common share.............  $(112.32) $(138.42)   $(172.31)   $(286.60)
                                           ========= =========  =========== ===========

   Weighted average number of common
     shares outstanding..................   852,676   853,765     850,632     853,553
                                           ========  ========   =========== ===========

   Pro forma  amounts assuming the change
     in accounting  principle was applied
     retroactively:
   Net loss applicable to common
     shareholders........................  $(96,211)$(118,178)  $(147,195)  $(242,927)
                                           ========  ========  =========== ===========
   Net loss per common share.............  $(112.83) $(138.42)   $(173.04)   $(284.60)
                                           ========  ========  =========== ===========

                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                         -----------------------
                                                            1999        2000
                                                         ----------- -----------

OPERATING ACTIVITIES
Net loss.............................................     $(103,160)  $(185,651)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization....................        11,636      31,118
    Non-cash interest expense........................        22,834      17,150
    Non-cash stock option compensation expense.......        20,201      22,672
    Changes in assets and liabilities:
      Accounts receivable............................       (11,950)     (9,533)
      Prepaid expenses and other current assets......          (228)     (1,818)
      Other assets...................................           653      10,525
      Accounts payable...............................         6,888     (60,696)
      Accrued expenses...............................         4,999      16,972
      Deferred revenue...............................         2,922      10,156
                                                         ----------- -----------
Net cash used in operating activities................       (45,205)   (149,105)
                                                         ----------- -----------

INVESTING ACTIVITIES
Construction of networks and purchases of equipment..       (83,725)   (210,720)
Acquisitions of franchises, authorizations and                 (230)       (751)
  related assets.....................................
Purchases of investments, net........................       (36,080)          -
                                                         ----------- -----------
Net cash used in investing activities................      (120,035)   (211,471)
                                                         ----------- -----------

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and related        91,235           -
  warrants, net of issuance costs....................
Proceeds from exercise of stock options..............           333           -
Proceeds from issuance of senior notes, net of
  issuance costs and purchase of portfolio of
  restricted investments.............................       159,942           -
Proceeds from credit facilities, net of issuance costs       80,541     334,907
                                                         ----------- -----------
Net cash provided by financing activities............       332,051     334,907
                                                         ----------- -----------

Net increase (decrease) in cash and cash equivalents.       166,811     (25,669)
Cash and cash equivalents, beginning of period.......        21,181      85,966
                                                         ----------- -----------

Cash and cash equivalents, end of period.............      $187,992     $60,297
                                                         =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of             $3,180     $35,779
  amounts capitalized................................    =========== ===========


                             See accompanying notes.



                           KMC TELECOM HOLDINGS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

1. BASIS OF PRESENTATION AND ORGANIZATION

     KMC Telecom Holdings, Inc. and its subsidiaries, KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom IV Holdings, Inc., KMC Telecom of Virginia, Inc., KMC Telecom IV of Virginia, Inc., KMC Telecom V, Inc., KMC Telecom V of Virginia, Inc., KMC Telecom VI, Inc., KMC Telecom VI of Virginia, Inc., KMC Telecom Financial Services LLC, KMC Telecom.com, Inc. and KMC Telecom Financing, Inc., are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2. ACCOUNTING CHANGE

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Through December 31, 1999, the Company recognized installation revenue upon completion of the installation. Effective January 1, 2000, in accordance with the provisions of SAB 101, the Company is recognizing installation revenue over the average contract period. The cumulative effect of this change in accounting principle resulted in a charge of approximately $1.7 million which was recorded in the quarter ended March 31, 2000. For the six months ended June 30, 2000, the net effect of adopting this change in accounting principle was a deferral of the recognition of $322,000 of revenue, which increased net loss for the period by $0.38 per share. Revenue for the six months ended June 30, 2000 includes $543,000 of revenues that, prior to the accounting change, had been recognized through December 31, 1999.

3. NETWORKS, PROPERTY AND EQUIPMENT

     Networks and equipment are comprised of the following:

                                                     DECEMBER 31,    JUNE 30,
                                                         1999          2000
                                                     ------------  -----------
                                                           (IN THOUSANDS)

Fiber optic systems...............................    $164,985      $227,314
Telecommunications equipment......................     421,718       470,846
Furniture and fixtures............................      21,397        25,399
Leasehold improvements............................       1,811         1,866
Construction-in-progress..........................      66,380       128,226
                                                     ------------  -----------
                                                       676,291       853,651
Less accumulated depreciation.....................     (36,967)      (67,777)
                                                     ------------  -----------
                                                      $639,324      $785,874
                                                     ============  ===========

     Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks for the six months ended June 30, 1999 and 2000 amounted to $1.3 million and $5.9 million, respectively.

4. INTANGIBLE ASSETS

     Intangible assets are comprised of the following:

                                                     DECEMBER 31,    JUNE 30,
                                                         1999          2000
                                                     ------------  -----------
                                                           (IN THOUSANDS)

Franchise costs...................................      $2,015       $2,472
Authorizations and rights-of-way..................       2,052        2,355
Building access agreements........................         637          624
Other.............................................         401          402
                                                       ----------  -----------
                                                         5,105        5,853
Less accumulated amortization.....................      (1,503)      (1,808)
                                                       ----------  -----------
                                                        $3,602       $4,045
                                                       ==========  ===========

5. ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                     DECEMBER 31,   JUNE 30,
                                                         1999         2000
                                                     ------------- ------------
                                                          (IN THOUSANDS)

Accrued compensation................................   $11,423      $17,020
Accrued costs related to financing activities.......     7,316       10,156
Accrued interest payable............................     8,544       10,741
Accrued telecommunications costs....................     3,794        5,361
Other accrued expenses..............................     5,970       15,233
                                                     ============= ============
                                                       $37,047      $58,511
                                                     ============= ============


6. SENIOR SECURED CREDIT FACILITIES

TELECOM IV SENIOR SECURED TERM LOAN

     During the quarter ended June 30, 2000, KMC Telecom, IV, Inc., closed a new senior secured term loan (the "Telecom IV Loan") from Lucent Technologies Inc. The Telecom IV Loan is initially capped at $35 million until certain conditions are met that allow for additional borrowings up to a ceiling of $50 million. Proceeds from the Telecom IV Loan can be used to purchase or install Lucent products and will be used to purchase equipment for future expansion. The Telecom IV Loan will mature on October 1, 2007 and requires quarterly principal payments beginning on January 1, 2003 of 2.5% of the outstanding principal balance, with the percentage increasing to 5% on January 1, 2005, 6.25% on October 1, 2005, 7.5% on October 1, 2006, with the balance due on October 1, 2007. As of June 30, 2000, the outstanding loan balance on this term loan was approximately $35 million.

     Borrowings under the Telecom IV Loan will bear interest payable, at the Company's option, at either (a) the Applicable Base Rate Margin (which generally ranges from 2.25% to 3.50% based on the Company's total debt to total contributed capital ratio) plus the greater of (i) the administrative agent's prime rate or (ii) the overnight federal funds rate plus .5% or (b) the LIBOR Rate plus the Applicable Margin (which generally ranges from 3.25% to 4.50% based on the Company's debt to contributed capital ratio). "Applicable Base Rate Margin" interest is payable quarterly while "Applicable LIBOR Margin" interest is payable at the end of each applicable interest period, or at least every three months. The Company was being charged a weighted average interest rate of 11.31% at June 30, 2000. There are no financial covenants on the loan. However, there are affirmative and negative covenants that, generally, are no more restrictive to the Company than the Company's other debt agreements. If any event of default were to occur, the interest rate will increase by two percentage points.

AMENDED SENIOR SECURED CREDIT FACILITY

     During the quarter ended March 31, 2000, KMC Telecom, Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc. and KMC Telecom III, Inc. (collectively, the "Borrowers"), amended, restated and combined the Senior Secured Credit Facility and the Lucent Facility, in a single facility by entering into a $700 million Loan and Security Agreement (the "Amended Senior Secured Credit Facility") with a group of lenders led by Newcourt Commercial Finance Corporation, GE Capital

Corporation, Canadian Imperial Bank of Commerce, First Union National Bank and Lucent Technologies Inc. (collectively, the "Lenders").

     The Amended Senior Secured Credit Facility includes a $175 million reducing revolver facility (the "Revolver"), a $75 million term loan (the "Term Loan") and a $450 million term loan facility (the "Lucent Term Loan"). At June 30, 2000, the outstanding loan balances on the Revolver, the Term Loan and the Lucent Term Loan, were approximately $164 million, $75 million, and $301 million, respectively.

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

     The Lucent Term Loan provides for an aggregate commitment of up to $450 million. Proceeds from the Lucent Term Loan can be used to purchase Lucent products or to reimburse the Borrowers for Lucent products previously purchased with cash or other sources of liquidity. The Lucent Term Loan will mature on July 1, 2007 and requires quarterly principal payments beginning on July 1, 2003 of 5%. The principal payment decreases to 3.75% per quarter beginning on October 1, 2003, increases to 6.25% on October 1, 2004 and further increases to 7.50% on October 1, 2006. An annual commitment fee of 1.50% is payable for any unused portion of the Lucent Term Loan.

     Borrowings under the Amended Senior Secured Credit Facility will bear interest payable, at the Borrowers' option, at either (a) the "Applicable Base Rate Margin" (which generally ranges from 2.00% to 3.25%) plus the greater of
(i) the administrative agent's prime rate or (ii) the overnight federal funds rate plus .5% or (b) the "Applicable LIBOR Margin" (which generally ranges from 3.00% to 4.25%) plus LIBOR, as defined. "Applicable Base Rate Margin" interest is payable quarterly while "Applicable LIBOR Margin" interest is payable at the end of each applicable interest period or at least every three months. The Borrowers were being charged a weighted average interest rate of 10.76% at June 30, 2000. If a payment default were to occur, the interest rate will be increased by four percentage points. If any other event of default were to occur, the interest rate will be increased by two percentage points.

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

     The Amended Senior Secured Credit Facility contains a number of affirmative and negative covenants, including a covenant requiring the Borrowers to obtain cash capital contributions from KMC Holdings of at least $185 million prior to April 1, 2001. KMC Holdings has agreed to contribute $150 million of the proceeds of its Series G private equity financing (see Note 13) towards fulfilling this requirement, and the Lenders have amended this covenant by
extending   the  due  date  on  the   remaining  $35  million  of  cash  capital
contributions to August 31, 2001. KMC Holdings anticipates raising this additional capital through private or public sales of securities in the capital markets. Because the entire $185 million cash capital contribution was not made by July 31, 2000, the applicable interest rate associated with the facility increases by 100 basis points until the $185 million amount is fully funded. Additional affirmative and negative covenants include, among others, covenants restricting the ability of the Borrowers to consolidate or merge with any person, sell or lease assets not in the ordinary course of business, sell or enter into long term leases of dark fiber, redeem stock, pay dividends or make any other payments (including payments of principal or interest on loans) to KMC Holdings, create subsidiaries, transfer any permits or licenses, or incur additional indebtedness or act as guarantor for the debt of any person, subject to certain conditions.

     The Borrowers are required to comply with certain financial tests and maintain certain financial ratios, including, among others, a ratio of total debt to contributed capital, certain minimum revenues, maximum EBITDA losses and minimum EBITDA, maximum capital expenditures and minimum access lines, a maximum total leverage ratio, a minimum debt service coverage ratio, a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. The covenants become more restrictive upon the earlier of (i) June 30, 2002 and (ii) after the Borrowers achieve positive EBITDA on a combined basis for two consecutive fiscal quarters and a total leverage ratio (as defined) equal to or less than 9 to 1.

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

     The Company's service revenues consist of the following:

                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30,                JUNE 30,
                                  1999        2000        1999       2000
                               ----------------------  ---------------------
                                  (IN THOUSANDS)          (IN THOUSANDS)

On-net......................     $9,595     $36,149    $14,721     $61,890
Resale......................      6,039       2,776     11,991       6,186
                               ----------  ----------  ---------  ----------
Total.......................    $15,634     $38,925    $26,712     $68,076
                               ==========  ==========  =========  ==========

8. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

     As of June 30, 2000, the Company has outstanding commitments aggregating approximately $59 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers.

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

     The redeemable preferred stock, redeemable common stock and redeemable common stock warrants, which are subject to the stockholders agreement, are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At June 30, 2000, the aggregate redemption value of the redeemable equity was approximately $415 million, reflecting per share redemption amounts of $1,454 for the Series A Preferred Stock, $711 for the Series C Preferred Stock and $300 for the redeemable common stock and redeemable common stock warrants.

9. NET LOSS PER COMMON SHARE

     The following table sets forth the computation of net loss per common share-basic (in thousands, except share and per share amounts):

                                            -------------------  ----------------------
                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 JUNE 30,              JUNE 30,

                                              1999      2000       1999        2000
                                            ---------  --------  ----------  ----------
Numerator:
  Net loss before cumulative effect of
    change in accounting principle........  $(63,801)  $(92,724) $(103,160)  $(183,946)
  Cumulative effect of change in
    accounting principle..................         -         -           -      (1,705)
                                            ---------  --------  ----------  ----------
  Net loss................................   (63,801)   (92,724)  (103,160)   (185,651)

  Dividends and accretion on redeemable
    preferred stock.......................   (31,971)   (25,454)   (43,415)    (58,981)
                                            ---------  --------  ----------  ----------
  Numerator for net loss applicable to
    common shareholders...................  $(95,772) $(118,178) $(146,575)  $(244,632)
                                            =========  ========  ==========  ==========
Denominator:
  Denominator for net loss per common
    share - weighted average number of
    common shares outstanding.............   852,676    853,765    850,632     853,553
Net loss per common share before
  cumulative effect of change in
  accounting principle - basic............  $(112.32)  $(138.42)  $(172.31)   $(284.60)
Cumulative effect of change in accounting
  principle...............................         -         -           -       (2.00)
                                            ---------  --------  ----------  ----------
Net loss per common share - basic.........  $(112.32)  $(138.42)  $(172.31)   $(286.60)
                                            =========  ========= ==========  ==========

     Options and warrants to purchase an aggregate of 483,273 and 655,819 shares of common stock were outstanding as of June 30, 1999 and 2000, respectively, but a computation of diluted net loss per common share has not been presented, as the effect would be anti-dilutive.

10. SIGNIFICANT CONTRACTS

     In March 2000, the Company entered into an agreement with Qwest Communications Corporation, pursuant to which (i) the Company took delivery of approximately $134 million of internet infrastructure equipment from the provider and (ii) the Company agreed to install and maintain this equipment, in over 90 cities throughout the United States, principally to handle Internet service provider traffic on behalf of the provider. The services agreement is for a term of 42 months, commencing August 1, 2000 and expiring on January 31, 2004. The Company entered into a lease financing transaction in June 2000 to fund the entire cost of this equipment.

     In June 2000, the Company entered into a second agreement with Qwest Communications Corporation, pursuant to which (i) the Company took delivery of approximately $168 million of internet infrastructure equipment from the provider and (ii) the Company agreed to install and maintain this equipment throughout the United States, principally to handle Internet service provider traffic on behalf of the provider. The services agreement commences in November 2000 and expires in August 2004. The Company expects to enter into a financing transaction to fund the cost of this equipment. This equipment is recorded in other current assets and accounts payable in the accompanying balance sheet at June 30, 2000.

11. INTEREST RATE SWAP AGREEMENTS

JUNE 2000 SWAP

     In June 2000, the Company entered into an interest rate swap agreement (the "June 2000 Swap") with a commercial bank to reduce the impact of changes in interest rates on its outstanding variable rate debt. The June 2000 Swap effectively fixes the Company's interest rate on $90 million of its long-term debt for a period of 5 years. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

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

12. BELLSOUTH RECIPROCAL COMPENSATION SETTLEMENT

     In May 2000, the Company reached a resolution of its claims for payment of certain reciprocal compensation charges, previously disputed by BellSouth
Corporation. Under the agreement, BellSouth made a one-time payment that resolved all amounts billed through March 31, 2000.

     In addition, BellSouth and the Company agreed to future rates for reciprocal compensation, setting new contractual terms for payment. Under the terms of the agreement, the rates for reciprocal compensation will be reduced, and will apply to all local traffic, including ISP-bound traffic, thereby eliminating the principal area of dispute between the parties. The reduction will be phased in over a three-year period beginning with a rate of $.002 per minute of use in year 2000, $.00175 per minute of use for 2001 and $.0015 per minute of use for 2002.

13. SERIES G PREFERRED EQUITY

     The Company agreed, as of June 30, 2000, to issue 58,881 and 481,108 shares of Series G-1 Voting and G-2 Non-Voting Convertible Preferred Stock (the "Series G Preferred Stock"), respectively, to Lucent Technologies, Dresdner Kleinwort Benson Private Equity Partners, CIT Lending Services, Nassau Capital Partners and Harold N. Kamine, its Chairman of the Board, for aggregate gross proceeds of $182.5 million. The transaction closed and the proceeds were received in early July 2000. The Series G Preferred Stock has a liquidation preference of $337.97 per share and an annual cumulative dividend equal to 7% of the liquidation preference. Payment of the unpaid dividends is triggered by (i) an initial public offering in which the Company receives aggregate gross proceeds of at least $80 million or (ii) a merger, consolidation or sale of substantially all assets.

     Each share of Series G Preferred Stock is convertible into a number of shares of common stock equal to the liquidation preference of each share divided by the conversion price then in effect. Initially, the conversion price is $337.97. However, this price is adjustable, subject to certain exceptions, upon the occurrence of certain events including (i) the issuance or sale of common stock for a consideration per share less than the conversion price, (ii) the issuance of rights or options to acquire common stock or convertible securities with an exercise price less than the conversion price and (iii) the issuance or sale of other convertible securities with a conversion or exchange price lower than the conversion price. The Series G Preferred Stock will be automatically converted into common stock upon (i) a Qualified Public Offering, defined as sale of common stock pursuant to a registration statement in which the Company receives aggregate gross proceeds of at least $80 million, provided that the per share price at which such shares are sold in such offering is not less than the liquidation preference then in effect, or (ii) the election of holders of at least two-thirds of the outstanding shares of Series G Preferred Stock.

     The Series G Preferred Stock ranks senior to the common stock, Series A Convertible Preferred Stock and Series C Convertible Preferred Stock, on a parity with the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock and junior to the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock. The Series G-1 shareholders are entitled to vote on all matters before the common holders, as a single class with the common, on an as if converted basis.

     Subject to certain limitations and conditions, at the request of the holders of at least two-thirds of the Series G Preferred Stock, the Company may be required to redeem the Series G Preferred Stock upon (i) a change of control or sale of the Company, or (ii) August 15, 2009.

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

                  THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1999

     REVENUE. On an as reported basis, revenue increased 149% from $15.6 million for the three months ended June 30, 1999 (the "1999 Second Quarter") to $38.9 million for the three months ended June 30, 2000 (the "2000 Second Quarter"). This increase is primarily attributable to the fact that we derived revenues from 35 markets during the 2000 Second Quarter compared to 23 markets during the 1999 Second Quarter. In addition, each of our systems that generated revenues during the 1999 Second Quarter generated increased revenues during the 2000 Second Quarter.

     Although incumbent local exchange carriers have generally withheld payments of amounts due for reciprocal compensation to competitive local exchange carriers such as the Company for calls to Internet service providers and disputed the entitlement of competitive local exchange carriers to reciprocal compensation for such calls, we have determined to continue to recognize amounts due to us for reciprocal compensation for such calls because we have concluded, based upon all of the facts and circumstances, including the settlement we reached with BellSouth during the 2000 Second Quarter (see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1), numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers entitlement to reciprocal compensation for such calls, that realization of such amounts is reasonably assured.

     As a result of the settlement with BellSouth, we now recognize reciprocal compensation in all cities where BellSouth is the incumbent local exchange carrier (including cities in Louisiana and South Carolina) at a rate significantly lower than our previous agreement with BellSouth. We are currently in negotiations with other incumbent local exchange carriers to reach mutually acceptable terms for both uncollected and future reciprocal compensation amounts.

     Our management will continue to consider the circumstances surrounding this dispute periodically in determining whether reserves against unpaid balances are warranted. As of June 30, 2000, we have provided reserves which we believe are sufficient to cover any amounts which may not be collected. We recognized reciprocal compensation revenue of $3.9 million, or 10% of our total revenues, during the 2000 Second Quarter.

     On an as reported basis, On-net special access, private line and switched services revenue ("On-net revenues") increased 276% from $9.6 million in the 1999 Second Quarter to $36.1 million in the 2000 Second Quarter, while revenue derived from the resale of switched services ("Resale revenue") decreased 53% from $6.0 million to $2.8 million over the same period. On-net revenues include both services provided through direct connections to our own networks and services provided by means of unbundled network elements leased from the incumbent local exchange carrier. On-net revenues represented 93% of total revenue in the 2000 Second Quarter, compared to 61% of total revenue in the 1999 Second Quarter.

     NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense, increased 109% from $17.5 million for the 1999 Second Quarter to $36.5 million for the 2000 Second Quarter. This increase of approximately $19.0 million was due primarily to the increase in the number of markets in which we operated in the 2000 Second Quarter as compared to the 1999 Second Quarter. The detailed components of this increase are $7.0 million in personnel costs, $6.1 million in direct costs associated with providing on-net services, resale services and leasing unbundled network element services, $3.8 million in network support services, $800,000 in telecommunications costs, $600,000 in consulting and professional services costs and $700,000 in other direct operating costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense, increased 84% from $21.6 million for the 1999 Second Quarter to $39.7 million in the 2000 Second Quarter. This increase of approximately $18.1 million is due primarily to the increase in the number of markets in which we operated in the 2000 Second Quarter as compared to the 1999 Second Quarter. The detailed components of this increase are $10.1 million in personnel costs, $1.4 million in facility costs, $800,000 in telecommunications costs, $700,000 in travel related costs, as well as increases in other marketing and general and administrative costs aggregating approximately $5.1 million.

     STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, decreased 42% from an aggregate of $16.3 million in the 1999 Second Quarter to an aggregate of $9.4 million for the 2000 Second Quarter. This decrease is due primarily to a larger increase in the estimated fair value of the Company's common stock in the 1999 Second Quarter, compared with a more stable estimated fair value of the Company's common stock in the 2000 Second Quarter.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 184% from $6.1 million for the 1999 Second Quarter to $17.4 million for the 2000 Second Quarter. This increase is due primarily to depreciation expense associated with the greater number of networks in commercial operation during the 2000 Second Quarter.

     INTEREST INCOME. Interest income increased 20% from $2.1 million in the 1999 Second Quarter to $2.5 million in the 2000 Second Quarter. The increase is due primarily to larger average cash, cash equivalent and restricted cash balances during the 2000 Second Quarter as compared to the 1999 Second Quarter as well as receiving interest at a higher average rate.

     INTEREST EXPENSE. Interest expense increased 99% from $15.7 million in the 1999 Second Quarter to $31.2 million in the 2000 Second Quarter. The increase is due primarily to the issuance of the Senior Notes in May 1999, higher borrowings under the Amended Senior Secured Credit Facility and additional accretion on the Senior Discount Notes. We capitalized interest related to network construction projects of $700,000 during the 1999 Second Quarter and $3.7 million during the 2000 Second Quarter.

     NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. For the reasons stated above, net loss before cumulative effect of change in accounting principle increased from $63.8 million for the 1999 Second Quarter to $92.7 million for the 2000 Second Quarter.

                   SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1999

     REVENUE. On an as reported basis, revenue increased 155% from $26.7 million for the six months ended June 30, 1999 (the "1999 Six Months") to $68.1 million for the six months ended June 30, 2000 (the "2000 Six Months"). This increase is primarily attributable to the fact that we derived revenues from 35 markets during the 2000 Six Months compared to 23 markets during the 1999 Six Months. In addition, each of our systems that generated revenues during the 1999 Six Months generated increased revenues during the 2000 Six Months.

     On an as reported basis, On-net special access, private line and switched services revenue ("On-net revenues") increased 321% from $14.7 million in the 1999 Six Months to $61.9 million in the 2000 Six Months, while revenue derived from the resale of switched services ("Resale revenue") decreased 48% from $12.0 million to $6.2 million over the same period. On-net revenues include both services provided through direct connections to our own networks and services provided by means of unbundled network elements leased from the incumbent local exchange carrier. On-net revenues represented 91% of total revenue in the 2000 Six Months, compared to 55% of total revenue in the 1999 Six Months. In addition, we recognized reciprocal compensation revenue of $10.3 million, or 15% of our total revenues during the 2000 Six Months.

     NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense, increased 100% from $32.6 million for the 1999 Six Months to $65.3 million for the 2000 Six Months. This increase of approximately $32.7 million was due primarily to the increase in the number of markets in which we operated in the 2000 Six Months as compared to the 1999 Six Months. The detailed components of this increase are $12.2 million in direct costs associated with providing on-net services, resale services and leasing unbundled network element services, $11.5 million in personnel costs, $4.7 million in network support services, $1.6 million in consulting and professional services costs, $1.5 million in telecommunications costs and $1.2 million in other direct operating costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense, increased 107% from $38.2 million for the 1999 Six Months to $79.0 million in the 2000 Six Months. This increase of approximately $40.8 million is due primarily to the increase in the number of markets in which we operated in the 2000 Six Months as compared to the 1999 Six Months. The detailed components of this increase are $22.0 million in personnel costs, $2.3 million in facility costs, $1.6 million in telecommunications costs, $1.6 million in travel related costs, $1.2 million in professional costs, as well as increases in other marketing and general and administrative costs aggregating approximately $12.1 million.

     STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, in aggregate increased 12% from $20.2 million in the 1999 Six Months to $22.7 million for the 2000 Six Months. This increase is due primarily to an increase in the estimated fair value of the Company's Common Stock, as well as the grant of additional option awards as compared to the 1999 Six Months.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 167% from $11.6 million for the 1999 Six Months to $31.1 million for the 2000 Six Months. This increase is due primarily to depreciation expense associated with the greater number of networks in commercial operation during the 2000 Six Months.

     INTEREST INCOME. Interest income increased 47% from $3.1 million in the 1999 Six Months to $4.5 million in the 2000 Six Months. The increase is due primarily to larger average cash, cash equivalent and restricted cash balances during the 2000 Six Months as compared to the 1999 Six Months as well as receiving interest at a higher average rate.

     INTEREST EXPENSE. Interest expense increased 124% from $26.0 million in the 1999 Six Months to $58.4 million in the 2000 Six Months. The increase is due primarily to the issuance of the Senior Notes in May 1999, higher borrowings under the Amended Senior Secured Credit Facility and additional accretion on the Senior Discount Notes. We capitalized interest related to network construction projects of $1.3 million during the 1999 Six Months and $5.9 million during the 2000 Six Months.

     NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. For the reasons stated above, net loss before cumulative effect of change in accounting principle increased from $103.2 million for the 1999 Six Months to $183.9 million for the 2000 Six Months.

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

     During the first quarter of 2000, we amended, restated and combined our prior Senior Secured Credit Facility and our prior Lucent Facility in a single $700.0 million facility (See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements). Under the Amended Senior Secured Credit Facility, our subsidiaries which own our 35 existing networks and the 2 networks which are to be completed during 2000 are permitted to borrow up to an aggregate of $700.0 million, subject to certain conditions, for the purchase of fiber optic cable, switches and other telecommunications equipment and, once certain financial conditions are met, for working capital and other general corporate purposes.

     During the quarter ended June 30, 2000, KMC Telecom, IV, Inc., closed a new senior secured term loan (the "Telecom IV Senior Secured Term Loan") from Lucent Technologies Inc. Proceeds from this loan can be used to purchase or install Lucent products. The loan is initially capped at $35.0 million until certain conditions are met that allow for additional borrowings up to a ceiling of $50.0 million. This loan will be used to purchase equipment for future expansion.

     We agreed, as of June 30, 2000, to issue 58,881 and 481,108 shares of Series G-1 Voting and G-2 Non-Voting Convertible Preferred Stock (the "Series G Preferred Stock"), respectively, to Lucent Technologies, Dresdner Kleinwort Benson Private Equity Partners, CIT Lending Services, Nassau Capital Partners and Harold N. Kamine, our Chairman of the Board, for aggregate gross proceeds of $182.5 million. The transaction closed and the proceeds were received in early July 2000. The proceeds are expected to be used to further fund our existing business plan of building and operating robust fiber optic networks in 37 U.S. cities and to advance our deployment of a nationwide data footprint. The Series G Preferred Stock has a liquidation preference of $337.97 per share and an annual cumulative dividend equal to 7% of the liquidation preference. Payment of the unpaid dividends is triggered by (i) an initial public offering in which the Company receives aggregate gross proceeds of at least $80 million or (ii) a merger, consolidation or sale of substantially all assets.

     Each share of Series G Preferred Stock is convertible into a number of shares of common stock equal to the liquidation preference of each share divided by the conversion price then in effect. Initially, the conversion price is $337.97. However, this price is adjustable, subject to certain exceptions, upon the occurrence of certain events including (i) the issuance or sale of common stock for a consideration per share less than the conversion price, (ii) the issuance of rights or options to acquire common stock or convertible securities with an exercise price less than the conversion price and (iii) the issuance or sale of other convertible securities with a conversion or exchange price lower than the conversion price. The Series G Preferred Stock will be automatically converted into common stock upon (i) a Qualified Public Offering, defined as sale of common stock pursuant to a registration statement in which the Company receives gross proceeds of at least $80 million, provided that the per share price at which such shares are sold in such offering is not less than the liquidation preference then in effect, or (ii) the election of holders of at least two-thirds of the outstanding shares of Series G Preferred Stock.

     The Series G Preferred Stock ranks senior to the common stock, Series A Convertible Preferred Stock and Series C Convertible Preferred Stock, on a parity with the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock and junior to the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock. The Series G-1 shareholders are entitled to vote on all matters before the common holders, as a single class with the common, on an as if converted basis.

     Subject to certain limitations and conditions, at the request of holders of at least two-thirds of the Series G, the Company may be required to redeem the Series G Preferred Stock upon (i) a change of control or sale of the Company, or
(ii) August 15, 2009.

     At August 10, 2000, we had $561.4 million and $34.8 million of indebtedness outstanding under the Amended Senior Secured Credit Facility and the Telecom IV Senior Secured Term Loan, respectively. Subject to certain conditions, we currently have an additional $138.6 million and $200,000 in borrowing capacity available under these facilities, respectively. The Amended Senior Secured Credit Facility contains a number of affirmative and negative covenants, one of which requires us to make additional cash capital contributions to our subsidiaries which are the borrowers thereunder of at least $35.0 million prior to August 31, 2001 (See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements). The original covenant required $185.0 million in cash capital contributions by April 1, 2001. However, as we agreed to contribute $150.0 million of the proceeds of our Series G private equity financing (see
Note 13) toward fulfilling this requirement, the Lenders have amended this covenant by extending the due date on the remaining $35.0 million of cash capital contributions to August 31, 2001. We anticipate raising this additional capital through private or public sales of securities in the capital markets. Because the entire $185.0 million cash capital contribution was not made by July 31, 2000, the applicable interest rate associated with the facility increases by 100 basis points until the remaining $35.0 million amount is contributed.

     Net cash  provided  by  financing  activities  from  borrowings  was $334.9 million and our net cash used in operating and investing activities was $360.6 million for the 2000 Six Months.

     We made capital expenditures of $170.7 million in the 1999 Six Months versus $177.4 million for the 2000 Six Months. Continued significant capital expenditures are expected to be made during the remainder of 2000 and thereafter. The majority of these expenditures are expected to be made for network construction and the purchase of switches and related equipment to facilitate the offering of our services. We expect to continue to incur operating losses while we expand our business and build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

In addition to the capital expenditures above, we took delivery of approximately $134.4 million and $168.3 million of internet infrastructure equipment in March and June 2000, respectively, in association with entering into agreements with Qwest Communications Corporation (See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements). We entered into a lease financing transaction in the 2000 Second Quarter to fund the cost of the $134.4 million of equipment purchased in March and we expect to enter into a financing transaction to fund the $168.3 million of equipment. However, we can give no assurance that we will be able to obtain such financing.

     At June 30, 2000, we had outstanding commitments aggregating approximately $59.0 million related to the purchase of fiber optic cable and telecommunications equipment under our agreements with certain suppliers and service providers.

     We believe that our cash and borrowings available under the Amended Senior Secured Credit Facility will be sufficient to meet our liquidity needs through the completion of our remaining 2 networks currently planned for completion during 2000, as well as operating losses and capital expenditure requirements for all of our 37 markets and other existing commitments at least through the end of the second quarter of 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to our operations result primarily from changes in interest rates. A substantial portion of our long-term debt bears interest at `a fixed rate. However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. We are subject to the risk that market interest rates will decline and the interest expense due under the fixed rate debt will exceed the amounts due based on current market rates. We have entered into two interest rate swap agreements with commercial banks to reduce the impact of changes in interest rates on a portion of our outstanding variable rate debt. The agreements effectively fix the interest rate on $415.0 million of our outstanding variable rate borrowings under the Amended Senior Secured Credit Facility due 2007. A $325 million interest rate swap agreement terminates in April 2004 and the $90 million interest rate swap agreement terminates in June 2005. For other information regarding the swap agreements, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1.

     The following table provides information about our significant financial instruments that are sensitive to changes in interest rates (in millions):


                          Fair Value on
                             June 30,              Future Principal Payments
                              2000    2000    2001   2002    2003    2004   Thereafter  Total
Long-Term Debt:
  Fixed Rate:

   Senior Discount
    Notes, Interest
    payable at 12 1/2%,
    Maturing 2008.......    $ 205.9    $-      $-     $-      $-      $-     $320.0     $320.0

   Senior Notes,
    Interest payable at
    13 1/2%, Maturing
    2009................      266.0     -       -      -       -       -      275.0      275.0


  Variable rate:
   Amended Senior Secured
    Credit Facility,
    interest variable
    (10.76% at June 30,
    2000)(a)............      540.4     -       -      .6    47.6    86.3     405.9      540.4

   Telecom IV Senior
    Secured Term Loan,
    interest variable
    (11.31% at June 30,
    2000)(a)............       34.8     -       -      -      3.5     3.5      27.8       34.8
                           -------------------------------------------------------------------
Interest rate swaps:
  Variable rate for
   fixed rate............      (3.6)    -       -      -       -       -         -          -
                           -------------------------------------------------------------------
    Total...............   $1,043.5    $-      $-     $.6   $51.1   $89.8  $1,028.7   $1,170.2


--------------------------------
(a) Pay  interest  rate is based on a variable  rate,  which at our  option,  is determined  by either a base rate or LIBOR,  plus,  in each  case,  a  specified margin.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)   Not Applicable.

         (b)   Not Applicable.

         (c) On June 30, 2000, we agreed to issue an aggregate of 58,881.0180 shares of Series G-1 Voting Convertible Preferred Stock, par value $.01 per share ("Series G-1 Preferred Stock") and 481,108.2176 shares of Series G-2 Non-Voting Convertible Preferred Stock, par value $.01 per share ("Series G-2 Preferred Stock"), for aggregate gross proceeds of $182.5 million. We paid a fee of $2 million to Dresdner Kleinwort Benson Private Equity LLC and a fee of $1 million to Nassau Capital Partners IV, L.P. in connection with the offering. Nassau Capital Partners IV, L.P. acquired 29,177.5006 shares of the Series G-2 Preferred Stock. NAS Partners I L.L.C. acquired 410.9507 shares of the Series G-2 Preferred Stock. Dresdner Kleinwort Benson Private Equity Partners LP acquired 44,086.7924 shares of the Series G-1 Preferred Stock and 89,061.2382 shares of the Series G-2 Preferred Stock. 75 Wall Street Associates acquired 14,794.2256 shares of the Series G-1 Preferred Stock. Harold N. Kamine acquired 7,397.1128 shares of the Series G-2 Preferred Stock. CIT Lending Services Corporation acquired 59,176.9025 shares of the Series G-2 Preferred Stock. Lucent Technologies Inc. acquired 295,884.5127 shares of the Series G-2 Preferred Stock.

         The sale of the Series G-1 and Series G-2 Preferred Stock was made in reliance on the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. The offer and sale was made only to accredited investors. In the Securities Purchase Agreement applicable to the transaction, each investor made representations as to their investment intent. The Securities Purchase Agreement places substantial restrictions upon transfer of the securities and the certificates representing the securities have been legended to that effect.

         Each share of Series G-1 and Series G-2 Preferred Stock is convertible into a number of shares of common stock equal to the liquidation preference of each share divided by the conversion price then in effect. Initially, the conversion price is $337.9697. Subject to certain exceptions set forth in the Certificate of the Powers, Designations, Preferences and Rights of the Series G-1 Preferred Stock and Series G-2 Preferred Stock, the conversion price is adjustable upon the occurrence of certain events including (i) the issuance or sale of common stock for a consideration per share less than the conversion price, (ii) the issuance of rights or options to acquire common stock or convertible securities with an exercise price less than the conversion price and
(iii) the issuance or sale of other convertible securities with a conversion or exchange price lower than the conversion price. There will be an automatic conversion upon (i) a Qualified Public Offering, defined as the sale of common stock pursuant to a registration statement in which the Registrant receives aggregate gross proceeds of at least $80 million, provided that the per share price at which such shares are sold in such offering is not less than the liquidation preference then in effect, or (ii) the election of holders of at least two-thirds of the outstanding shares of Series G Preferred Stock. At any time prior to a Qualified Public Offering, each holder of Series G-1 or Series G-2 Preferred Stock has the right to convert its shares into shares of common stock, plus the right to receive an amount in cash equal to the accumulated but unpaid dividends on the shares so converted, subject to certain exceptions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)(i) Written consents of the holders of the Company's Series A Cumulative Convertible Preferred Stock, voting as a class, dated as of June 29, 2000, were executed by such holders in lieu of a Special Meeting of such holders.

         (a)(ii) Written consents of the holders of the Company's Series C Cumulative Convertible Preferred Stock, voting as a class, dated as of June 29, 2000, were executed by such holders in lieu of a Special Meeting of such holders.

         (a)(iii) Written consents of the holders of the Company's Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, voting as a class, dated as of June 30, 2000, were executed by such holders in lieu of a Special Meeting of such holders.

         (a)(iv) Written consents of the holders of the Company's Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, voting as a class, dated as of June 30, 2000, were executed by such holders in lieu of a Special Meeting of such holders.

         (b)      Not Applicable.

         (c)(i) The holders of the Company's Series A Cumulative Convertible Preferred Stock, by unanimous written consent, approved the Certificate of Amendment to the Certificate of Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, as required by the Certificate of Designations governing the rights of the holders of the Series A Cumulative Convertible Preferred Stock.

         (c)(ii) The holders of the Company's Series C Cumulative Convertible Preferred Stock, by written consent, approved the Certificate of Amendment to the Certificate of Powers, Designations, Preferences and Rights of the Series C Cumulative Convertible Preferred Stock, as required by the Certificate of Designations governing the rights of the holders of the Series C Cumulative Convertible Preferred Stock. Out of the 175,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding, consents were obtained from the holders of 125,000 shares.

         (c)(iii) The holders of the Company's Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, by written consent, approved the Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, as required by the Certificate of Designations governing the rights of the holders of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock. Out of the 67,379.64 shares of Series E Senior Redeemable, Exchangeable, PIK Preferred Stock issued and outstanding, consents were obtained from the holders of 57,784.82 shares.

         (c)(iv) The holders of the Company's Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, by written consent, approved the Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, as required by the Certificate of Designations governing the rights of the holders of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock. Out of the 45,791.96 shares of

Series F Senior Redeemable, Exchangeable, PIK Preferred Stock issued and outstanding, consents were obtained from the holders of 34,343.98 shares.

         (d) Not Applicable.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         3.1 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated as of June 29, 2000.

         3.2 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series C Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated as of June 29, 2000.

         3.3 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of June 30, 2000.

         3.4 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of June 30, 2000.

         3.5 Certificate of the Powers, Designations, Preferences and Rights of the Series G-1 Voting Convertible Preferred Stock and Series G-2 Non-Voting Convertible Preferred Stock, Par Value $.01 Per Share, dated as of July 5, 2000.

         3.6 Amended and Restated By-Laws of KMC Telecom Holdings, Inc., adopted as of April 1, 2000.

         4.1 Amendment No. 8 dated as of April 1, 2000 to the Amended and Restated Stockholders Agreement, dated as of October 31, 1997, among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.), CoreStates Holdings, Inc., Dresdner Kleinwort Benson Private Equity Partners LP, 75 Wall Street Associates, LLC, Lucent Technologies Inc. and CIT Lending Services Corporation (formerly known as Newcourt Commercial Finance Corporation).

         4.2 Amendment No. 9 dated as of June 30, 2000 to the Amended and Restated Stockholders Agreement, dated as of October 31, 1997, among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, General Electric Capital Corporation, First Union National

                    Bank (as successor to CoreStates Bank, N.A.), CoreStates Holdings, Inc., Dresdner Kleinwort Benson Private Equity Partners LP, 75 Wall Street Associates, LLC, Lucent Technologies Inc. and CIT Lending Services Corporation (formerly known as Newcourt Commercial Finance Corporation).

         4.3 Securities Purchase Agreement dated as of June 30, 2000 among KMC Telecom Holdings, Inc., Nassau Capital Partners IV, L.P., NAS Partners I L.L.C., Dresdner Kleinwort Benson Private Equity Partners LP, 75 Wall Street Associates, Harold N. Kamine, CIT Lending Services Corporation and Lucent Technologies Inc.

         27         Financial Data Schedule.

         (b)        REPORTS ON FORM 8-K

                    (b)(i) A report on Form 8-K was filed by the Registrant on May 1, 2000 pursuant to Item 5 thereof reporting certain information with respect to a change in the Registrant's management. Such information was disclosed in a Press Release, dated May 1, 2000, filed as an exhibit to such report.

                    (b)(ii) A report on Form 8-K was filed by the Registrant on May 18, 2000 pursuant to Item 5 thereof reporting certain information with respect to its resolution of a dispute with BellSouth Corporation with respect to the Registrant's entitlement to reciprocal compensation. Such information was disclosed in a Press Release, dated May 18, 2000, filed as an exhibit to such report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 11, 2000


                              KMC TELECOM HOLDINGS, INC.
                                    (Registrant)


                              By: /s/   William F. Lenahan
                                  ------------------------
                              William F. Lenahan
                              Chief Executive Officer
                              (Principal Executive Officer)


                              By: /s/   William H. Stewart
                                  ------------------------
                              William H. Stewart
                              Chief Financial Officer
                              (Principal Financial Officer)

EXHIBIT INDEX

     NO.    DESCRIPTION

     3.1 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated as of June 29, 2000.

     3.2 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series C Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated as of June 29, 2000.

     3.3 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of June 30, 2000.

     3.4 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of June 30, 2000.

     3.5 Certificate of the Powers, Designations, Preferences and Rights of the Series G-1 Voting Convertible Preferred Stock and Series G-2 Non-Voting Convertible Preferred Stock, Par Value $.01 Per Share, dated as of July 5, 2000.

     3.6 Amended and Restated By-Laws of KMC Telecom Holdings, Inc., adopted as of April 1, 2000.

     4.1 Amendment No. 8 dated as of April 1, 2000 to the Amended and Restated Stockholders Agreement, dated as of October 31, 1997, among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.), CoreStates Holdings, Inc., Dresdner Kleinwort Benson Private Equity Partners LP, 75 Wall Street Associates, LLC, Lucent Technologies Inc. and CIT Lending Services Corporation (formerly known as Newcourt Commercial Finance Corporation).

     4.2 Amendment No. 9 dated as of June 30, 2000 to the Amended and Restated Stockholders Agreement, dated as of October 31, 1997, among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.), CoreStates Holdings, Inc., Dresdner Kleinwort Benson Private Equity Partners LP, 75 Wall Street Associates, LLC, Lucent Technologies Inc. and CIT Lending Services Corporation (formerly known as Newcourt Commercial Finance Corporation).

     4.3 Securities Purchase Agreement dated as of June 30, 2000 among KMC Telecom Holdings, Inc., Nassau Capital Partners IV, L.P., NAS Partners I L.L.C., Dresdner Kleinwort Benson Private Equity Partners LP, 75 Wall Street Associates, Harold N. Kamine, CIT Lending Services Corporation and Lucent Technologies Inc.

     27     Financial Data Schedule.