Form 10-Q
period 2000-09-30
KMC TELECOM HOLDINGS INC
filed 2000-11-14
CIK 1059851

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to  ___________________


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                     OUTSTANDING
         -----                                     -----------
   Common Stock, par value $0.01                   861,145 shares,
   per share.                                      as of November 8, 2000


================================================================================

                           KMC TELECOM HOLDINGS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
-------  ---------------------                                          --------

ITEM 1.  Financial Statements

          Unaudited Condensed  Consolidated  Balance Sheets,  December
            31, 1999 and September 30, 2000....................................2

          Unaudited Condensed  Consolidated  Statements of Operations,
            Three  Months Ended  September  30, 1999 and 2000 and Nine
            Months Ended September 30, 1999 and 2000...........................3

          Unaudited Condensed  Consolidated  Statements of Cash Flows,
            Nine Months Ended September 30, 1999 and 2000......................4

          Notes  to   Unaudited   Condensed   Consolidated   Financial
            Statements.........................................................5

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................13

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........21

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................22

ITEM 2.   Changes in Securities and Use of Proceeds...........................22

ITEM 3.   Defaults Upon Senior Securities.....................................22

ITEM 4.   Submission of Matters to a Vote of Security Holders.................22

ITEM 5.   Other Information...................................................24

ITEM 6.   Exhibits and Reports on Form 8-K....................................24

SIGNATURES....................................................................26

                         PART I - FINANCIAL INFORMATION
                           KMC TELECOM HOLDINGS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         DECEMBER 31,    SEPTEMBER 30,
                                                                             1999            2000
                                                                         ------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents...............................................  $85,966       $128,520
    Restricted investments..................................................   37,125         37,125
    Accounts receivable, net of allowance
       for doubtful accounts of $5,551 and
       $7,665 in 1999 and 2000, respectively................................   27,373         48,733
    Prepaid expenses and other current assets...............................    1,375        176,865
                                                                             --------    -----------
Total current assets........................................................  151,839        391,243

Long term restricted investments............................................   51,446         81,490
Networks, property and equipment, net.......................................  639,324        842,861
Intangible assets, net......................................................    3,602          4,369
Deferred financing costs, net...............................................   38,816         42,248
Other assets................................................................    1,013          1,569
                                                                             --------    -----------
                                                                             $886,040    $ 1,363,780
                                                                             ========    ===========

LIABILITIES, REDEEMABLE AND NONREDEEMABLE
    EQUITY (DEFICIENCY)
Current liabilities:
    Accounts payable........................................................ $167,490       $233,587
    Accrued expenses........................................................   37,047         92,003
    Deferred revenue........................................................    4,309         19,101
                                                                             --------    -----------
Total current liabilities...................................................  208,846        344,691

Notes payable...............................................................  235,000        616,121
Senior discount notes payable...............................................  301,137        329,933
Senior notes payable........................................................  275,000        275,000
                                                                            ---------    -----------
Total liabilities...........................................................1,019,983      1,565,745

Commitments and contingencies
Redeemable equity:
  Senior redeemable, exchangeable, PIK preferred stock, par value $.01 per share; authorized:
    630 shares in 1999 and 2000; shares issued and outstanding:
     Series E, 65 shares in 1999 and 72 shares in 2000
      ($72,312 liquidation preference)....................................     50,770         59,031
     Series F, 44 shares in 1999 and 46 shares in 2000
      ($46,178 liquidation preference)......................................   41,370         45,308
  Redeemable cumulative convertible preferred stock, par value $.01 per share; 499 shares authorized; shares issued and outstanding:
    Series A, 124 shares in 1999 and 2000 ($12,380 liquidation preference)     71,349        103,032
    Series C, 175 shares in 1999 and 2000 ($17,500 liquidation preference)     40,301         68,263
  Redeemable cumulative convertible preferred stock, par value $.01 per share;
    2,500 shares authorized; shares issued and outstanding:
    Series G-1, -0- shares in 1999, 59 shares in 2000 ($19,900
     liquidation preference).............................................           -         19,395
    Series G-2, -0- shares in 1999, 481 shares in 2000
     ($162,600 liquidation preference)                                              -        158,471
  Redeemable common stock, 224 shares issued and outstanding..............     33,755         43,657
  Redeemable common stock warrants........................................     12,925         16,039
                                                                             --------    -----------
Total redeemable equity.....................................................  250,470        513,196
                                                                             --------    -----------
Nonredeemable equity (deficiency):
    Common stock, par value $.01 per share; 3,000 shares
      authorized,629 shares and 637 shares issued and outstanding
      in 1999 and 2000, respectively........................................        6              6
    Unearned compensation...................................................   (9,163)       (23,113)
    Accumulated deficit..................................................... (375,256)      (692,054)
                                                                             --------    -----------
    Total nonredeemable equity (deficiency)................................. (384,413)      (715,161)
                                                                             --------    -----------
                                                                             $886,040    $ 1,363,780
                                                                             ========    ===========


                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                          ---------------------         --------------------------
                                                             1999        2000          1999            2000
                                                          --------------------------------------------------------
Revenue................................................     $  15,572    $ 60,949      $   42,284      $  129,025
Operating expenses:
     Network operating costs:
          Non-cash stock compensation..................          (557)        482           1,059           2,335
          Other network operating costs................        23,631      46,944          56,191         112,234
     Selling, general and administrative:
          Non-cash stock compensation..................        (6,404)      6,402          12,181          27,221
          Other selling, general and administrative costs      22,479      41,058          60,698         120,108
     Depreciation and amortization.....................         7,593      20,431          19,230          51,549
                                                          --------------------------------------------------------
          Total operating expenses.....................        46,742     115,317         149,359         313,447
                                                          --------------------------------------------------------
Loss from operations...................................       (31,170)    (54,368)       (107,075)       (184,422)
Other expense..........................................             -           -          (4,297)              -
Interest income........................................         3,980       3,782           7,035           8,290
Interest expense.......................................       (21,834)    (36,073)        (47,848)        (94,473)
                                                          --------------------------------------------------------
Net loss before cumulative effect of change in
   accounting principle................................       (49,024)    (86,659)       (152,185)       (270,605)
Cumulative effect of change in accounting
   principle...........................................             -           -               -          (1,705)
                                                          --------------------------------------------------------
Net loss...............................................       (49,024)    (86,659)       (152,185)       (272,310)
Dividends and accretion on redeemable preferred stock..         1,330     (13,229)        (42,085)        (72,210)
                                                          --------------------------------------------------------
Net loss applicable to common shareholders.............     $ (47,694)   $(99,888)     $ (194,270)     $ (344,520)
                                                          ========================================================
Net loss per common share before cumulative effect of
   change in accounting principle......................     $  (55.93)   $(116.06)     $  (228.20)     $  (400.52)
Cumulative effect of change in accounting principle....             -           -               -           (1.99)
                                                          --------------------------------------------------------
Net loss per common share..............................     $  (55.93)   $(116.06)     $  (228.20)     $  (402.51)
                                                          ========================================================
Weighted average number of common shares outstanding...       852,676     860,639         851,321         855,932
                                                          ========================================================

Proforma amounts assuming the change in accounting
   principle  was  applied retroactively:
Net loss applicable to common shareholders.............      $(48,226)   $(99,888)     $ (195,421)     $ (342,815)
                                                          ========================================================
Net loss per common share..............................      $ (56.56)   $(116.06)     $  (229.55)     $  (400.52)
                                                          ========================================================

                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                      1999             2000
                                                                                 --------------   --------------
OPERATING ACTIVITIES
Net loss .....................................................................       $ (152,185)   $   (272,310)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization...........................................           19,230          51,549
      Non-cash interest expense...............................................           40,174          41,368
      Non-cash stock option compensation expense..............................           13,240          29,556
      Changes in assets and liabilities:
         Accounts receivable..................................................          (16,271)        (21,360)
         Prepaid expenses and other current assets............................              239          (7,154)
         Other assets.........................................................            1,065         (30,680)
         Accounts payable.....................................................           14,707         (18,113)
         Accrued expenses.....................................................           10,837          34,228
         Deferred revenue.....................................................            1,748          14,792
                                                                                 -------------------------------
Net cash used in operating activities.........................................          (67,216)       (178,124)
                                                                                 -------------------------------

INVESTING ACTIVITIES
Construction of networks and purchases of equipment...........................         (216,508)       (328,678)
Acquisitions of franchises, authorizations and related assets.................           (1,221)         (1,239)
Purchases of investments, net.................................................          (47,080)              -
                                                                                 -------------------------------
Net cash used in investing activities.........................................         (264,809)       (329,917)
                                                                                 -------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and related warrants,
   net of issuance costs......................................................           91,235         177,500
Proceeds from exercise of stock options.......................................              333             562
Proceeds from issuance of senior notes, net of issuance costs and
   purchase of portfolio of restricted investments............................          159,942               -
Repurchase and retirement of Series F preferred stock.........................                -          (3,329)
Proceeds from credit facilities, net of issuance costs........................           80,541         375,862
                                                                                 -------------------------------
Net cash provided by financing activities.....................................          332,051         550,595
                                                                                 -------------------------------

Net increase (decrease) in cash and cash equivalents..........................               26          42,554
Cash and cash equivalents, beginning of period................................           21,181          85,966
                                                                                 -------------------------------

Cash and cash equivalents, end of period......................................       $   21,207      $  128,520
                                                                                 ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of amounts capitalized..........       $    5,751      $   43,010
                                                                                 ==============================


                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

1.  BASIS OF PRESENTATION AND ORGANIZATION

         KMC Telecom Holdings, Inc. and its subsidiaries are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company is a fiber-based integrated communications provider providing data and voice services to its customers, principally business, government and institutional end-users, as well as Internet service providers, long distance companies and wireless service providers, primarily in the South, Southeast, Midwest and Mid-Atlantic United States.

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

         The unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The balance sheet of KMC Telecom Holdings, Inc. at December 31, 1999 was derived from the audited consolidated balance sheet at that date.

         Certain   reclassifications  have  been  made  to  the  1999  unaudited
condensed   consolidated   financial   statements   to  conform  with  the  2000
presentation.

2.  ACCOUNTING CHANGE

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Through December 31, 1999, the Company recognized installation revenue upon completion of the installation. Effective January 1, 2000, in accordance with the provisions of SAB 101, the Company is recognizing installation revenue over the average contract period. The cumulative effect of this change in accounting principle resulted in a charge of approximately $1.7 million which was recorded in the quarter ended March 31, 2000. For the nine months ended September 30, 2000, the net effect of adopting this change in accounting principle was a deferral of the recognition of $3.5 million of revenue, which increased net loss for the period by $4.10 per share. Revenue for the nine months ended September 30, 2000 includes $1.6 million of revenues that, prior to the accounting change, had been recognized through December 31, 1999.

3. NETWORKS, PROPERTY AND EQUIPMENT

         Networks and equipment are comprised of the following:

                                                DECEMBER 31,     SEPTEMBER 30,
                                                    1999             2000
                                                ------------     -------------
                                                         (IN THOUSANDS)

Fiber optic systems.......................        $  164,985       $   242,454
Telecommunications equipment..............           421,718           531,981
Furniture and fixtures....................            21,397            26,832
Leasehold improvements....................             1,811             2,344
Construction-in-progress..................            66,380           127,149
                                             -----------------------------------
                                                     676,291           930,760
Less accumulated depreciation.............           (36,967)          (87,899)
                                             -----------------------------------
                                                  $  639,324       $   842,861
                                             ===================================

         Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks for the nine months ended September 30, 1999 and 2000 amounted to $3.5 million and $10.1 million, respectively.

4.  INTANGIBLE ASSETS

         Intangible assets are comprised of the following:

                                                DECEMBER 31,     SEPTEMBER 30,
                                                    1999             2000
                                              ---------------------------------
                                                         (IN THOUSANDS)

Franchise costs...............................    $    2,015       $     2,807
Authorizations and rights-of-way..............         2,052             2,565
Building access agreements and other costs....         1,038               972
                                              ---------------------------------
                                                       5,105             6,344
Less accumulated amortization.................        (1,503)           (1,975)
                                              ---------------------------------
                                                  $    3,602       $     4,369
                                              =================================

5.  ACCRUED EXPENSES

         Accrued expenses are comprised of the following:

                                                DECEMBER 31,     SEPTEMBER 30,
                                                    1999             2000
                                                ------------     -------------
                                                         (IN THOUSANDS)

Accrued compensation............................  $   11,423       $    21,101
Accrued costs related to financing activities...       7,316            11,498
Accrued interest payable........................       8,544            27,396
Accrued telecommunications costs................       3,794             8,094
Other accrued expenses..........................       5,970            23,914
                                                --------------------------------
                                                  $    37,047      $    92,003
                                                ================================

6.  SENIOR SECURED CREDIT FACILITIES

AMENDED SENIOR SECURED CREDIT FACILITY

         During the quarter ended March 31, 2000, our subsidiaries, KMC Telecom, Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc. and KMC Telecom III, Inc. (collectively, the "Borrowers"), amended, restated and combined the Senior Secured Credit Facility and the Lucent Facility, into a single facility by entering into a $700 million Loan and Security Agreement (the "Amended Senior Secured Credit Facility") with a group of lenders led by Newcourt Commercial Finance Corporation, GE Capital Corporation, Canadian Imperial Bank of Commerce, First Union National Bank and Lucent Technologies Inc. (collectively, the "Lenders").

         The Amended Senior Secured Credit Facility includes a $175 million reducing revolver facility (the "Revolver"), a $75 million term loan (the "Term Loan") and a $450 million term loan facility (the "Lucent Term Loan"). At September 30, 2000, the outstanding loan balances on the Revolver, the Term Loan and the Lucent Term Loan, were approximately $165 million, $75 million, and $341 million, respectively.

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

         Borrowings under the Amended Senior Secured Credit Facility will bear interest payable, at the Borrowers' option, at either (a) the "Applicable Base Rate Margin" (which generally ranges from 2.00% to 3.25%) plus the greater of
(i) the administrative agent's prime rate or (ii) the overnight federal funds rate plus .5% or (b) the "Applicable LIBOR Margin" (which generally ranges from 3.00% to 4.25%) plus LIBOR, as defined. "Applicable Base Rate Margin" interest is payable quarterly while "Applicable LIBOR Margin" interest is payable at the end of each applicable interest period or at least every three months. Under the Amended Senior Secured Credit Facility the Borrowers were being charged a weighted average interest rate of 11.87% at September 30, 2000. If a payment default were to occur, the interest rate will be increased by four percentage points. If any other event of default were to occur, the interest rate will be increased by two percentage points.

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

         The amended senior secured credit facility contains a number of affirmative and negative covenants, one of which requires us to make additional cash capital contributions to our subsidiaries which are the borrowers thereunder of at least $35 million prior to August 31, 2001. The original covenant required $185 million in cash capital contributions by April 1, 2001. However, because we contributed $150 million of the proceeds of our Series G private equity financing toward fulfilling this requirement, the lenders amended this covenant by extending the due date on the remaining $35 million of cash capital contributions to August 31, 2001. Because the entire $185 million cash capital contribution was not made by July 31, 2000, however, the applicable interest rate associated with the facility has increased by 100 basis points until the remaining $35 million amount is contributed. Additional affirmative and negative covenants include, among others, covenants restricting the ability of the Borrowers to consolidate or merge with any person, sell or lease assets not in the ordinary course of business, sell or enter into long term leases of dark fiber, redeem stock, pay dividends or make any other payments (including payments of principal or interest on loans) to KMC Holdings, create subsidiaries, transfer any permits or licenses, or incur additional indebtedness or act as guarantor for the debt of any person, subject to certain conditions.

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

TELECOM IV SENIOR SECURED TERM LOAN

          During the quarter ended June 30, 2000, our subsidiary, KMC Telecom, IV, Inc., closed a new senior secured term loan (the "Telecom IV Loan") from Lucent Technologies Inc. The Telecom IV Loan initially provides up to $35 million of principal borrowings, plus accrued interest, until certain conditions are met and then provides for additional principal borrowings up to a ceiling of $50 million, plus accrued interest. Proceeds from the Telecom IV Loan can be used to purchase or install Lucent products and will be used to purchase equipment for future expansion. The Telecom IV Loan will mature on October 1, 2007 and requires quarterly principal payments beginning on January 1, 2003 of 2.5% of the outstanding principal balance, with the percentage increasing to 5% on January 1, 2005, 6.25% on October 1, 2005, and 7.5% on October 1, 2006, with the balance due on October 1, 2007. As of September 30, 2000, the outstanding principal loan balance on this term loan was approximately $35 million.

          Borrowings under the Telecom IV Loan will bear interest payable, at the Company's option, at either (a) the Applicable Base Rate Margin (which generally ranges from 2.25% to 3.50% based on the Company's total debt to total contributed capital ratio) plus the greater of (i) the administrative agent's prime rate or (ii) the overnight federal funds rate plus .5% or (b) the LIBOR Rate plus the Applicable Margin (which generally ranges from 3.25% to 4.50% based on the Company's debt to contributed capital ratio). "Applicable Base Rate Margin" interest is payable quarterly while "Applicable LIBOR Margin" interest is payable at the end of each applicable interest period, or at least every three months. Under the Telecom IV Loan, the Company was being charged a weighted average interest rate of 11.31% at September 30, 2000. There are no financial covenants on this loan. However, there are affirmative and negative covenants that, generally, are no more restrictive to the Company than the Company's other debt agreements. If any events of default were to occur, the interest rate would increase by two percentage points.

7.  SERVICE REVENUES

         The Company provides on-network services and resells switched services previously purchased from the incumbent local exchange carrier. On-network services include services provided through direct connections to our own networks, services provided by means of unbundled network elements leased from the incumbent local exchange carrier and dedicated circuits. The Company's service revenues consist of the following:

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                  1999          2000          1999           2000
                                               -------------------------- ----------------------------
                                                    (in thousands)              (in thousands)
On-network..............................       $   10,778      $ 58,408     $   25,498     $ 120,298
Resale..................................            4,794         2,541         16,786         8,727
                                              ------------- ------------- -------------- -------------
Total...................................        $  15,572      $ 60,949     $   42,284     $ 129,025
                                              ============= ============= ============== =============

8.  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

         As of September 30, 2000, the Company has outstanding commitments aggregating approximately $96.5 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers.

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

         The redeemable preferred stock, redeemable common stock and redeemable common stock warrants, which are subject to the stockholders agreement, are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At

September 30, 2000, the aggregate redemption value of the redeemable equity was approximately $580 million, reflecting per share redemption amounts of $1,454 for the Series A Preferred Stock, $711 for the Series C Preferred Stock, $338 for the Series G Preferred Stock and $300 for the redeemable common stock and redeemable common stock warrants.

9.  NET LOSS PER COMMON SHARE

         The following table sets forth the computation of net loss per common share-basic (in thousands, except share and per share amounts):

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                ------------------------------------------------------
                                                                     1999         2000          1999          2000
                                                                ------------- ------------  -------------  -----------
Numerator:
   Net loss before cumulative effect of change in accounting    $   (49,024)  $ (86,659)    $ (152,185)    $ (270,605)
   Cumulative effect of change in accounting principle.......             -            -              -        (1,705)
                                                                ------------- ------------  -------------  -----------
   Net loss..................................................       (49,024)    (86,659)      (152,185)      (272,310)

   Dividends and accretion on redeemable preferred stock.....         1,330     (13,229)       (42,085)       (72,210)
                                                                ------------- ------------  -------------  -----------
   Numerator for net loss applicable to common shareholders..   $   (47,694)  $ (99,888)    $ (194,270)    $ (344,520)
                                                                ============= ============  =============  ===========

Denominator:
   Denominator for net loss per common share-weighted average
   number of common shares outstanding.......................      852,676      860,639        851,321        855,932
Net loss per common share before cumulative effect of change
   in accounting principle - basic...........................   $   (55.93)   $ (116.06)    $  (228.20)    $  (400.52)
Cumulative effect of change in accounting principle..........             -            -              -         (1.99)
                                                                ------------- ------------  -------------  -----------
Net loss per common share - basic............................   $   (55.93)   $ (116.06)    $  (228.20)    $  (402.51)
                                                                ============= ============  =============  ===========

         Options and warrants to purchase an aggregate of 483,273 and 666,730 shares of common stock were outstanding as of September 30, 1999 and 2000, respectively, but a computation of diluted net loss per common share has not been presented, as the effect would be anti-dilutive.

10. SIGNIFICANT CONTRACTS AND CUSTOMERS

         In March 2000, the Company entered into an agreement with Qwest Communications Corporation ("Qwest"), pursuant to which (i) the Company took delivery of approximately $134 million of Internet infrastructure equipment from Qwest and (ii) the Company agreed to install and maintain this equipment, in over 90 cities throughout the United States, principally to handle Internet service provider traffic on behalf of Qwest. As amended, the services agreement is for a term of 51 months, commencing November 2000 and expiring January 2005. The Company entered into a lease financing transaction in June 2000 to fund the entire cost of this equipment.

         In June 2000, the Company entered into a second agreement with Qwest, pursuant to which (i) the Company took delivery of approximately $168 million of Internet infrastructure equipment from Qwest and (ii) the Company agreed to install and maintain this equipment throughout the United States, principally to handle Internet service provider traffic on behalf of Qwest. The second services agreement commences in November 2000 and expires in July 2005. The Company entered into a financing transaction to fund the cost of this equipment in November 2000 (see Note 15).

         Contracts with Qwest accounted for approximately 30% of the Company's total revenue during the nine months ended September 30, 2000. A significant portion of the Qwest business was generated from long term guaranteed revenue contracts. For the nine months ended September 30, 1999, no one customer accounted for more than 10% of revenue.

11. INTEREST RATE SWAP AGREEMENTS

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

JUNE 2000 SWAP

         In June 2000, the Company entered into an interest rate swap agreement (the "June 2000 Swap") with a commercial bank to reduce the impact of changes in interest rates on its outstanding variable rate debt. The June 2000 Swap effectively fixes the Company's interest rate on an additional $90 million of its long-term debt for a period of 5 years. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

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

13. EQUITY TRANSACTIONS

SERIES G PREFERRED EQUITY

         In July 2000, the Company issued 58,881 and 481,108 shares of Series G-1 Voting and G-2 Non-Voting Convertible Preferred Stock (the "Series G Preferred Stock"), respectively, to Lucent Technologies, Dresdner Kleinwort Benson Private Equity Partners, CIT Lending Services, Nassau Capital Partners and Harold N. Kamine, its Chairman of the Board, for aggregate gross proceeds of $182.5 million. The Series G Preferred Stock has a liquidation preference of $337.97 per share and an annual cumulative dividend equal to 7% of the liquidation preference. Payment of the unpaid dividends is triggered by (i) an initial public offering in which the Company receives aggregate gross proceeds of at least $80 million or (ii) a merger, consolidation or sale of substantially all assets.

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

REPURCHASE AND RETIREMENT OF SERIES F PREFERRED STOCK

         In September 2000, the Company repurchased and retired 2,965 shares of Series F preferred stock at 110% of its liquidation preference plus accrued and unpaid dividends for approximately $3.3 million in accordance with the provisions of the certificate of designation applicable to the Series F preferred stock.

14. INITIAL PUBLIC OFFERING FILING

         On September 19, 2000, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission covering an initial public offering of the Company's common stock. As of the date hereof, the Form S-1 has not become effective and the Company's equity securities are not publicly traded.

15. SUBSEQUENT EVENTS

         QWEST INTERNET INFRASTRUCTURE EQUIPMENT FINANCING

      In November 2000, our subsidiary, KMC Telecom Funding Corporation, entered into an agreement with Dresdner Kleinwort Benson North American Leasing, Inc. to finance the $168 million of Internet infrastructure equipment purchased from Qwest in June 2000 (See Note 10). The Loan will be paid back over a term of 48 months at a rate of 200 basis points above LIBOR through October 15, 2001 and 600 basis points over LIBOR thereafter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This form 10-Q contains forward-looking statements. These statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. In some cases, you can identify these statements by forward-looking words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "should", "will", "would" and similar expressions. These forward-looking statements are based on all information currently available to us and subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from these expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include matters related to:

         o    our operations and prospects,
         o    our expected financial position,
         o    our funding needs and financing sources,
         o    the   possibility   that   changes   in   financial
              performance   may   affect  our   compliance   with
              financial   covenants   under  our  amended  senior
              secured credit facility,
         o    our network construction and development plans,
         o the ability of tier iii markets to profitably support one or more competitive telecommunications companies,
         o    regulatory matters, and
         o    expected competitors in our markets.

         All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the securities and exchange commission pursuant to the commission's rules, we have no duty to update these statements.

OVERVIEW

         We are a rapidly growing fiber-based integrated communications provider offering data, voice and Internet infrastructure services. We offer these services to businesses, governments and institutional end-users, Internet service providers, long distance carriers and wireless service providers. Our business has two distinct components: serving communications-intensive customers in Tier III markets, and providing data services on a nationwide basis.

         We provide a full suite of broadband communications services in 35 Tier III markets, which we define as markets with a population between 100,000 and 750,000. We own and operate robust fiber-based networks and Lucent switching equipment in all of our Tier III markets, which are predominantly located in the South, Southeast, Midwest and Mid-Atlantic United States. We will continue to expand in Tier III markets because we believe that these markets have attractive growth attributes and are typically less competitive than larger markets. Our customers in these markets include: AT&T, Boeing, City of Augusta, Columbia Hospital, NASA, Pillsbury, State of Wisconsin, Texas A&M University and Wal-Mart.

         We also provide nationwide data services under long-term guaranteed revenue contracts with Qwest and Broadwing. Under these contracts, we provide local Internet access infrastructure and other enhanced data services. Currently, we have contracts representing approximately $250 million in annualized revenues in approximately 140 markets. We expect these markets to be operational by the first half of 2001. The Internet infrastructure we are deploying includes technologically advanced platforms from Cisco and Nortel, which we believe will result in a cost-effective and technologically superior solution for our customers.

         TIER III MARKETS. We have installed fiber-based SONET networks, or self-healing synchronous optical networks, using a Lucent 5ESS(R) switch in each of our 35 operational markets, and are currently constructing networks in two additional Tier III markets using a similar architecture. Our fiber optic networks are initially designed and built to reach approximately 80% of the business access lines in each of our markets, typically requiring a local fiber loop of about 30 to 40 miles.

         As our switches have become operational, our operating margins have improved meaningfully. Our operating margins have also improved due to increased on-network revenues relative to resale revenues. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated circuit. Resale revenues are generated when traffic is carried completely on the incumbent local exchange carriers' facilities. Resale revenues have declined from approximately 56% of our revenues during the first quarter of 1999 to approximately 4% of our total revenues during the third quarter of 2000.

         NATIONWIDE DATA PLATFORM. We currently provide Internet access infrastructure for Qwest and Broadwing. We provide this service using remote access servers manufactured by Cisco and Nortel which we are deploying in our supernodes. Supernodes are concentration points for high-speed connectivity to the Internet. We will have 44 supernodes, including nine in our existing markets.

         Under the terms of our existing guaranteed revenue contracts, we provide the routing and ancillary equipment for each supernode, as well as data transport service from the incumbent local exchange carrier to our supernode location. Our customers pay us a fixed price per port and compensate us for certain expenses, including space, power and transport, that we may incur above an agreed level. This structure provides highly predictable revenues and costs over the life of each contract, currently ranging from 51 to 57 months. One of these contracts began generating revenues during the third quarter of 2000. Revenues will continue to increase as the contracts are phased in through the second quarter of 2001. We expect these contracts to provide positive margins and cash flow beginning with the commencement of revenues in the third quarter of 2000.

         We purchased approximately $134.4 million of equipment relating to these contracts during the first quarter of 2000. We sold this equipment to General Electric Credit Corporation and CIT Lending Services Corporation, and leased it back from them, during the second quarter of 2000. The term of this sale-leaseback, including renewal periods, matches the initial term of these data contracts. We purchased an additional $168.6 million of equipment relating to these contracts during the second quarter of 2000, and in November 2000 obtained financing for this balance from Dresdner Kleinwort Benson North American Leasing, Inc.

         REVENUE. Our revenue is derived from the sale of local switched services, long distance services, Centrex-type services, private line services, special access services and Internet access infrastructure. Historically, a significant portion of our revenue has been derived from the resale of switched services. We have transitioned the majority of our customers on-network and as a result the portion of our revenue related to the resale of switched services has decreased to 7% of total revenue for the nine months ended September 30, 2000. We expect that the revenue recognized related to the nationwide data platform guaranteed revenue contracts will continue to increase through the first quarter of 2001 as we begin providing services under these contracts.

         RECIPROCAL COMPENSATION. We recognized reciprocal compensation revenue of approximately $9.7 million, or 15.1% of our total revenue for 1999 and approximately $14.3 million or 11.1% of our total revenue for the nine months ended September 30, 2000. In May 2000, we reached a resolution of our claims for payment of certain reciprocal compensation charges, previously disputed by BellSouth Corporation (see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1). Under the agreement, BellSouth made a one-time payment that resolved all amounts billed through March 31, 2000. In addition, we agreed with BellSouth on future rates for reciprocal compensation, setting new contractual terms for payment. Our prior agreement with BellSouth provided for a rate of $.009 per minute of use for reciprocal compensation. Under the terms of the new agreement, the rates for reciprocal compensation which will apply to all local traffic, including ISP-bound traffic, will decrease over time. The reduction will be phased in over a three-year period beginning with a rate of $.002 per minute of use in year 2000, $.00175 per minute of use in year 2001 and $.0015 per minute of use in year 2002.

         We are currently pursuing resolution of this issue with other incumbent local exchange carriers. Our goal is to reach mutually acceptable terms for both outstanding and future reciprocal compensation amounts for all traffic. We cannot assure you that we will reach new agreements with these carriers on favorable terms.

         As of September 30, 2000, we have provided reserves which we believe are sufficient to cover any amounts which may not be collected, but we cannot assure you that this will be the case. Our management will continue to consider the circumstances surrounding this dispute periodically in determining whether additional reserves against unpaid balances are warranted.

         OPERATING EXPENSES. Our principal operating expenses consist of network operating costs, selling, general and administrative expenses, stock option compensation expense and depreciation and amortization. Network operating costs include charges for termination and unbundled network element charges; charges from incumbent local exchange carriers for resale services; charges from long distance carriers for resale of long distance services; salaries and benefits associated with network operations, billing and information services and customer care personnel; franchise fees and other costs. Network operating costs also include a percentage of both our intrastate and interstate revenues which we pay as universal service fund charges. National data platform operating expenses include space, power, transport, maintenance, staffing, sales, general and administrative and rental expenses under our operating lease agreement. Certain of these costs are passed through to the carrier customer, which allows us to limit our maintenance and servicing costs to a predetermined level, and to receive offsetting revenues for any costs in excess of that level. Selling, general and administrative expenses consist of sales personnel and support costs, corporate and finance personnel and support costs and legal and accounting expenses. Depreciation and amortization includes charges related to plant, property and equipment and amortization of intangible assets, including franchise acquisition costs. Depreciation and amortization expense will increase as we place additional networks into service or expand existing networks.

         INTEREST EXPENSE. Interest expense includes interest charges on our senior notes, senior discount notes and our senior secured credit facilities. Interest expense also includes amortization of deferred financing costs.

RESULTS OF OPERATIONS

         As a result of the development and rapid growth of the Company's business during the periods presented, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

                THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUE. Revenue increased 290% from $15.6 million for the three months ended September 30, 1999 (the "1999 Third Quarter") to $60.9 million for the three months ended September 30, 2000 (the "2000 Third Quarter"). This increase is attributable to our Tier III business deriving revenues from 35 markets during the 2000 Third Quarter compared to 23 markets during the 1999 Third Quarter, as well as to the fact that our data services business began to generate revenues for the first time in the 2000 Third Quarter.

         On-network local switched services, long distance services, Centrex-type services, private line services, special access services and Internet access infrastructure revenues ("On-network revenues") represented 96% of total revenue in the 2000 Third Quarter, compared to 69% of total revenue in the 1999 Third Quarter; while revenue derived from the resale of switched services ("Resale revenue") represented 4% and 31% of total revenue, respectively, during those periods. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated circuit. In addition, we recognized reciprocal compensation revenue of $4.0 million, or 7% of our total revenues during the 2000 Third Quarter.

         NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense, increased 99% from $23.6 million for the 1999 Third Quarter to $46.9 million for the 2000 Third Quarter. This increase of approximately $23.3 million was due primarily to the increase in the number of markets in which we operated in the 2000 Third Quarter as compared to the 1999 Third Quarter and that we began making operating lease payments in the 2000 Third Quarter related to the equipment utilized in the data services business. The detailed components of this increase are $12.6 million in direct costs associated with providing on-network services, resale services, leasing unbundled network element services and operating lease payments, $3.9 million in personnel costs, $3.1 million in consulting and professional services costs, $2.4 million in network support services, $600,000 in telecommunications costs, and $700,000 in other direct operating costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense, increased 83% from $22.5 million for the 1999 Third Quarter to $41.1 million in the 2000 Third Quarter. This increase of approximately $18.6 million is due primarily to the increase in the number of markets in which we operated in the 2000 Third Quarter as compared to the 1999 Third Quarter. The detailed components of this increase are $8.3 million in personnel costs, $3.9 million in consulting and professional services costs, $1.8 million in facility costs, $800,000 in telecommunications costs, $600,000 in travel related costs, as well as increases in other marketing and general and administrative costs aggregating approximately $3.2 million.

         STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, increased from an aggregate of negative $7.0 million in the 1999 Third Quarter to an aggregate of $6.9 million for the 2000 Third Quarter. This increase is due primarily to a more stable estimated fair value of the Company's common stock in the 2000 Third Quarter compared to the 1999 Third Quarter when the estimated fair value of the Company's common stock had decreased.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 168% from $7.6 million for the 1999 Third Quarter to $20.4 million for the 2000 Third Quarter. This increase is due primarily to depreciation expense associated with the greater number of networks in commercial operation during the 2000 Third Quarter.

         INTEREST INCOME. Interest income decreased 5% from $4.0 million in the 1999 Third Quarter to $3.8 million in the 2000 Third Quarter. The decrease is due primarily to larger average cash, cash equivalent and restricted cash balances during the 1999 Third Quarter as compared to the 2000 Third Quarter.

         INTEREST EXPENSE. Interest expense increased 66% from $21.8 million in the 1999 Third Quarter to $36.1 million in the 2000 Third Quarter. Of this increase, $13.1 million is attributable to higher borrowings under the Amended Senior Secured Credit Facility and $1.2 million is due to the additional accretion on the Senior Discount Notes. We capitalized interest of $2.2 million related to network construction projects during the 1999 Third Quarter and $4.2 million during the 2000 Third Quarter.

         NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. For the reasons stated above, net loss before cumulative effect of change in accounting principle increased from $49.0 million for the 1999 Third Quarter to $86.7 million for the 2000 Third Quarter.

                NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUE. Revenue increased 205% from $42.3 million for the nine months ended September 30, 1999 (the "1999 Nine Months") to $129.0 million for the nine months ended September 30, 2000 (the "2000 Nine Months"). This increase is attributable to the fact that our Tier III business derived revenues from 35 markets during the 2000 Nine Months compared to 23 markets during the 1999 Nine Months as well to the fact that our data services business began to generate revenues for the first time in the 2000 Third Quarter.

         On-network local switched services, long distance services, Centrex-type services, private line services, special access services and Internet access infrastructure revenues ("On-network revenues") represented 93% of total revenue in the 2000 Nine Months, compared to 60% of total revenue in the 1999 Nine Months; while revenue derived from the resale of switched services ("Resale revenue") represented 7% and 40% of total revenue, respectively, during those periods. On-network revenues include revenues derived from services provided through direct connections to our own networks, services provided by means of unbundled network elements leased from the incumbent local exchange carrier and services provided by dedicated circuit. In addition, we recognized reciprocal compensation revenue of approximately $14.3 million or 11.1% of our total revenue for the nine months ended September 30, 2000.

         NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense, increased 100% from $56.2 million for the 1999 Nine Months to $112.2 million for the 2000 Nine Months. This increase of approximately $56.0 million was due primarily to the increase in the number of markets in which we operated in the 2000 Nine Months as compared to the 1999 Nine Months and to the fact that we first began to make operating lease payments in the 2000 Third Quarter related to the equipment utilized in the data services business. The detailed components of this increase are $24.8 million in direct costs associated with providing on-network services, resale services, leasing unbundled network element services and operating lease payments, $15.3 million in personnel costs, $7.0 million in network support services, $4.6 million in consulting and professional services costs, $2.1 million in telecommunications costs and $2.2 million in other direct operating costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense, increased 98% from $60.7 million for the 1999 Nine Months to $120.1 million in the 2000 Nine Months. This increase of approximately $59.4 million is due primarily to the increase in the number of markets in which we operated in the 2000 Nine Months as compared to the 1999 Nine Months. The detailed components of this increase are $30.5 million in personnel costs, $5.1 million in consulting and professional services, $4.1 million in facility costs, $2.5 million in telecommunications costs, $2.2 million in travel related costs, as well as increases in other marketing and general and administrative costs aggregating approximately $15.0 million.

         STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, in aggregate increased 124% from $13.2 million in the 1999 Nine Months to $29.6 million for the 2000 Nine Months. This increase is due primarily to an increase in the estimated fair value of the Company's Common Stock, as well as the grant of additional option awards, in the 2000 Nine Months, as compared to the 1999 Nine Months.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 168% from $19.2 million for the 1999 Nine Months to $51.5 million for the 2000 Nine Months. This increase is due primarily to depreciation expense associated with the greater number of networks in commercial operation during the 2000 Nine Months.

         OTHER EXPENSE. During the 1999 Second Quarter, the Company recorded a $4.3 million charge to other expense in connection with an unfavorable arbitration award. The net amount due under the terms of the award was paid in full in June 1999.

         INTEREST INCOME. Interest income increased 19% from $7.0 million in the 1999 Nine Months to $8.3 million in the 2000 Nine Months. The increase is due primarily to larger average cash, cash equivalent and restricted cash balances during the 2000 Nine Months as compared to the 1999 Nine Months as well as receiving interest at a higher average rate.

         INTEREST EXPENSE. Interest expense increased 98% from $47.8 million in the 1999 Nine Months to $94.5 million in the 2000 Nine Months. Of this increase $27.4 million is attributable to higher borrowings under the Amended Senior Secured Credit Facility, $14.9 million is related to the issuance of $275 million of 13 1/2 % Senior Notes in May 1999 and $4.4 million is due to the additional accretion on the Senior Discount Notes. We capitalized interest of $3.5 million related to network construction projects during the 1999 Nine Months and $10.1 million during the 2000 Nine Months.

         NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. For the reasons stated above, net loss before cumulative effect of change in accounting principle increased from $152.2 million for the 1999 Nine Months to $270.6 million for the 2000 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred significant operating and net losses as a result of the development and operation of our networks. We expect that such losses will continue as we emphasize the development, construction and expansion of our networks and build our customer base. As a result, we do not expect there to be any cash provided by operations in the near future. We will also need to fund the expansion of our existing networks and the building of new networks as well as to fund our capital expenditures related to our nationwide data platform business. To date, we have financed our operating losses and capital expenditures with equity invested by our founders, preferred stock placements, credit facility borrowings, operating leases and the 12 1/2% Senior Discount Notes and the 13 1/2% Senior Notes.

         During the first quarter of 2000, we amended, restated and combined our prior Senior Secured Credit Facility and our prior Lucent Facility in a single $700.0 million facility (See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements). Under the amended senior secured credit facility, our subsidiaries which own our 35 existing networks and the 2 Tier III networks which are to be completed during 2000 are permitted to borrow up to an aggregate of $700.0 million, subject to certain conditions, for the purchase of fiber optic cable, switches and other telecommunications equipment and, once certain financial conditions are met, for working capital and other general corporate purposes.

         During the quarter ended June 30, 2000, our subsidiary, KMC Telecom, IV, Inc., closed a new senior secured term loan (the "Telecom IV Senior Secured Term Loan") from Lucent Technologies Inc. Proceeds from this loan can be used to purchase or install Lucent products. The loan is initially capped at $35.0 million of principal borrowings (plus accrued interest) until certain conditions are met that allow for additional borrowings up to a ceiling of $50.0 million (plus accrued interest). This loan will be used to purchase equipment for future expansion.

         In July 2000, we issued shares of Series G Convertible Preferred Stock to Lucent Technologies, Dresdner Kleinwort Benson Private Equity Partners, CIT Lending Services, Nassau Capital Partners and Harold N. Kamine, our Chairman, for aggregate gross proceeds of $182.5 million (See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements). The Series G Convertible Preferred Stock has an aggregate liquidation preference of $182.5 million and an annual cumulative dividend equal to 7% of the liquidation preference. Payment of the unpaid dividends is triggered by an initial public offering in which we receive aggregate gross proceeds of at least $80.0 million or a merger, consolidation or sale of substantially all of our assets. In such event, we may elect to pay these dividends with additional shares of our common stock.

         As of November 8, 2000, we had $581.3 million and $34.8 million of indebtedness outstanding under the amended senior secured credit facility and the Telecom IV senior secured term loan, respectively. Subject to certain conditions, as of November 8, 2000, we had an additional $118.7 million and $200,000 in borrowing capacity available under these facilities, respectively. The amended senior secured credit facility contains a number of affirmative and negative covenants, one of which requires us to make additional cash capital contributions to our subsidiaries which are the borrowers thereunder of at least $35.0 million prior to August 31, 2001. The original covenant required $185.0 million in cash capital contributions by April 1, 2001. However, because we contributed $150.0 million of the proceeds of our Series G private equity financing toward fulfilling this requirement, the lenders amended this covenant by extending the due date on the remaining $35.0 million of cash capital contributions to August 31, 2001. Because the entire $185.0 million cash capital contribution was not made by July 31, 2000, however, the applicable interest rate associated with the facility has increased by 100 basis points until the remaining $35.0 million amount is contributed.

         Net cash provided by financing activities from borrowings was $550.6 million and our net cash used in operating and investing activities was $508.0 million for the 2000 Nine Months.

          We made capital expenditures of $218.5 million in the 1999 Nine Months versus $254.5 million in the 2000 Nine Months. As of September 30, 2000 we had outstanding purchase commitments aggregating approximately $96.5 million related to the purchase of fiber optic cable and telecommunication equipment under our agreements with certain suppliers and service providers. Continued significant capital expenditures are expected to be made during the remainder of 2000 and thereafter. The majority of these expenditures are expected to be made for network construction and the purchase of switches and related equipment to facilitate the offering of our services. We expect to continue to incur operating losses while we expand our business and build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

         In addition to the capital expenditures above, we took delivery of approximately $134.4 million and $168.6 million of Internet infrastructure equipment in March and June 2000, respectively, in association with entering into agreements with Qwest Communications Corporation (see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements). We entered into a lease financing transaction in the 2000 Second Quarter to fund the cost of the $134.4 million of equipment purchased in March 2000 and in November 2000 we entered into a financing transaction to fund the cost of the $168.6 million of equipment purchased in June 2000.

         We believe that our cash and borrowings available under the amended senior secured credit facility will be sufficient to meet our liquidity needs through the completion of our remaining two networks currently planned for completion during 2000, as well as operating losses and capital expenditure requirements for all of our 37 Tier III markets and other existing commitments into the second quarter of 2001. However, our liquidity and financial position will continue to be impacted by our financial performance.

         In addition, in the event that our plans change, the assumptions upon which our plans are based prove inaccurate, we expand or accelerate our business plan or we determine to consummate acquisitions, the foregoing sources of funds may prove insufficient and we may be required to seek additional financing sooner than we currently expect. Additional sources of financing may include public or private equity or debt financings, leases and other financing arrangements. We can give no assurance that additional financing will be available to us or, if available, that it can be obtained on a timely basis and on acceptable terms.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to our operations result primarily from changes in interest rates. A substantial portion of our long-term debt bears interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. We are subject to the risk that market interest rates will decline and the interest expense due under the fixed rate debt will exceed the amounts due based on current market rates. We have entered into two interest rate swap agreements with commercial banks to reduce the impact of changes in interest rates on a portion of our outstanding variable rate debt. The agreements effectively fix the interest rate on $415.0 million of our outstanding variable rate borrowings under the amended senior secured credit facility due 2007. A $325 million interest rate swap agreement entered into in April 2000 terminates in April 2004 and a $90 million interest rate swap agreement entered into in June 2000 terminates in June 2005. For other information regarding the swap agreements, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1.

         The  following  table  provides   information   about  our  significant
financial instruments that are sensitive to changes in interest rates (in millions):

                                   Fair Value
                                       on                                 Future Principal Payments
                                    September
                                       30,
                                      2000         2000        2001        2002      2003      2004     Thereafter      Total
                                    -------       ------      ------      ------    ------    -----     --------      -------
Long-Term Debt:
   Fixed Rate:
     Senior Discount Notes,
      interest payable at 12 1/2%,
      maturing 2008                    $180.0        $ -        $ -        $   -      $ -       $ -       $329.9        $329.9
     Senior Notes, interest
      payable at 13 1/2%, maturing
      2009                              243.6          -          -            -        -         -        275.0         275.0
   Variable rate:
    Amended Senior Secured
     Credit Facility,
     interest variable (11.87%
     at September 30,2000)(a)           581.3          -          -           .6      51.2      93.5       436.0         581.3
    Telecom IV Senior Secured
      Term Loan, interest
      variable (11.31% at
      September 30,2000)(a)              34.8          -          -            -       3.5       3.5        27.8          34.8
                                    ---------      ------     ------      ------    ------     -----    ---------     --------
Interest rate swaps:
    Variable rate for fixed rate        (2.6)          -           -           -        -          -           -             -

                                    ---------      ------     ------      ------    ------     -----    ---------     --------
     Total                          $1,037.1        $  -        $  -         $.6    $ 54.7     $97.0    $1,068.7      $1,221.0


--------------------------------------------------------------------------------
(a) Interest is based on a variable rate, which at our option, is determined by either a base rate or LIBOR, plus, in each case, a specified margin.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) Applicable.

         (b) Not Applicable.

         (c) On July 12, 2000, one entity exercised stock options to purchase 7,500 shares of common stock previously granted to that entity under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates for aggregate gross proceeds of $562,500. The sale was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. A Stockholder's Agreement executed by the entity contains representations as to its investment intent and imposes substantial restrictions upon transfer of the securities.

         On September 8, 2000, the Company granted options to purchase an aggregate of 18,200 shares of common stock to its employees and employees of certain of its affiliates under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. No consideration was received by the Company for the issuance of the options. Options to purchase 6,000 shares are exercisable at an exercise price of $250 per share and options to purchase 12,200 shares are exercisable at an exercise price of $300 per share. The issuance of the options was made in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of that Act, on the basis that the transaction did not involve a public offering.

         (d) Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)(i) Written consents of the holders of the Company's Common Stock, Series A Cumulative Convertible Preferred Stock and Series C Cumulative Convertible Preferred Stock, voting as a single class, dated as of July 5, 2000, were executed by such holders in lieu of a Special Meeting of such holders.

         (a)(ii) Written consents of the holders of the Company's Series A Cumulative Convertible Preferred Stock, voting as a class, dated as of July 7, 2000, were executed by such holders in lieu of a Special Meeting of such holders.

         (a)(iii) Written consents of the holders of the Company's Series C Cumulative Convertible Preferred Stock, voting as a class, dated as of July 5, 2000, were executed by such holders in lieu of a Special Meeting of such holders.

         (a)(iv) Written consents of the holders of the Company's Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, voting as a class, dated as of July 5, 2000, were executed by such holders in lieu of a Special Meeting of such holders.

         (a)(v) Written consents of the holders of the Company's Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, voting as a class, dated as of July 6, 2000, were executed by such holders in lieu of a Special Meeting of such holders.

         (b) Not Applicable.

         (c)(i) By written consent, the holders of the Company's Common Stock, Series A Cumulative Convertible Preferred Stock and Series C Cumulative Convertible Preferred Stock, voting as a single class, approved and adopted amendments to the Company's Amended and Restated Certificate of Incorporation
(A) to effect an increase in the aggregate number of authorized shares of the Company's capital stock from 4,128,800 to 7,950,000 shares, composed of an increase in the aggregate number of authorized shares of the Company's common stock from 3,000,000 to 4,250,000 and an increase in the aggregate number of authorized shares of the Company's preferred stock from 1,128,800 to 3,700,000, and (B) to delete Articles Eighth and Ninth from the Amended and Restated Certificate of Incorporation. Out of the 1,152,574.9 shares of Common Stock, Series A Cumulative Convertible Preferred Stock and Series C Cumulative Convertible Preferred Stock issued and outstanding, consents were obtained from the holders of 1,107,372 shares.

         (c)(ii) By unanimous written consent, the holders of the Company's Series A Cumulative Convertible Preferred Stock, voting as a class, approved (A) a Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, par value $.01 per share, as required by the Certificate of Designations governing the rights of the holders of the Series A Cumulative Convertible Preferred Stock, (B) a Certificate of the Powers, Designations, Preferences and Rights of the Series G-1 Voting Convertible Preferred Stock and the Series G-2 Non-Voting Convertible Preferred Stock and the issuance of up to an aggregate of 1,250,000 shares of Series G-1 Preferred Stock and Series G-2 Preferred Stock, and (C) the amendments to the Company's Amended and Restated Certificate of Incorporation (x) to effect an increase in the aggregate number of authorized shares of the Company's capital stock from 4,128,800 to 7,950,000 shares, composed of an increase in the aggregate number of authorized shares of the Company's common stock from 3,000,000 to 4,250,000 and an increase in the aggregate number of authorized shares of the Company's preferred stock from 1,128,800 to 3,700,000, and (y) to delete Articles Eighth and Ninth from the Amended and Restated Certificate of Incorporation.

         (c)(iii) By unanimous written consent, the holders of the Company's Series C Cumulative Convertible Preferred Stock, voting as a class, approved (A) a Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series C Cumulative Convertible Preferred Stock, par value $.01 per share, as required by the Certificate of Designations governing the rights of the holders of the Series C Cumulative Convertible Preferred Stock, (B) a Certificate of the Powers, Designations, Preferences and Rights of the Series G-1 Voting Convertible Preferred Stock and the Series G-2 Non-Voting Convertible Preferred Stock and the issuance of up to an aggregate of 1,250,000 shares of Series G-1 Preferred Stock and Series G-2 Preferred Stock, and (C) the amendments to the Company's Amended and Restated Certificate of Incorporation (x) to effect an increase in the aggregate number of authorized shares of the Company's capital stock from 4,128,800 to 7,950,000 shares, composed of an increase in the aggregate number of authorized shares of the Company's common stock from 3,000,000 to 4,250,000 and an increase in the aggregate number of authorized shares of the Company's preferred stock from 1,128,800 to 3,700,000, and (y) to delete Articles Eighth and Ninth from the Amended and Restated Certificate of Incorporation.

         (c)(iv) By written consent, the holders of the Company's Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, voting as a class, approved (A) a Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, par value $.01 per share, as required by the Certificate of Designations governing the rights of the holders of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, (B) a Certificate of the Powers, Designations, Preferences and Rights of the Series G-1 Voting Convertible Preferred Stock and the Series G-2 Non-Voting Convertible Preferred Stock and the issuance of up to an aggregate of 1,250,000 shares of Series G-1 Preferred Stock and Series G-2 Preferred Stock, and (C) the amendments to the Company's Amended and Restated Certificate of Incorporation (x) to effect an increase in the aggregate number of authorized shares of the Company's capital stock from 4,128,800 to 7,950,000 shares, composed of an increase in the aggregate number of authorized shares of the Company's common stock from 3,000,000 to 4,250,000 and an increase in the aggregate number of authorized shares of the Company's preferred stock from 1,128,800 to 3,700,000, and (y) to delete Articles Eighth and Ninth from the Amended and Restated Certificate of Incorporation. Out of the 69,815.46 shares of Series E Senior Redeemable, Exchangeable, PIK Preferred Stock issued and outstanding, consents were obtained from the holders of 63,980.32 shares.

         (c)(v) By unanimous written consent, the holders of the Company's Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, voting as a class, approved (A) a Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, par value $.01 per share, as required by the Certificate of Designations governing the rights of the holders of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, (B) a Certificate of the Powers, Designations, Preferences and Rights of the Series G-1 Voting Convertible Preferred Stock and the Series G-2 Non-Voting Convertible Preferred Stock and the issuance of up to an aggregate of 1,250,000 shares of Series G-1 Preferred Stock and Series G-2 Preferred Stock, and (C) the amendments to the Company's Amended and Restated Certificate of Incorporation (x) to effect an increase in the aggregate number of authorized shares of the Company's capital stock from 4,128,800 to 7,950,000 shares, composed of an increase in the aggregate number of authorized shares of the Company's common stock from 3,000,000 to 4,250,000 and an increase in the aggregate number of authorized shares of the Company's preferred stock from 1,128,800 to 3,700,000, and (y) to delete Articles Eighth and Ninth from the Amended and Restated Certificate of Incorporation.

         (d) Not Applicable.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS

         3.1 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of KMC Telecom Holdings, Inc. dated July 7, 2000 (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Registration Statement on Form S-1 filed on September 19, 2000 (hereinafter referred to as the "KMC Holdings' S-1")).

         3.2 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative

               Convertible Preferred Stock, Par Value $.01 Per Share, dated July 7, 2000 (incorporated herein by reference to Exhibit 3.10 to KMC Holdings' S-1).

         3.3 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series C Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated July 7, 2000 (incorporated herein by reference to Exhibit 3.14 to KMC Holdings' S-1).

         3.4 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, dated July 7, 2000
               (incorporated herein by reference to Exhibit 3.20 to KMC Holdings' S-1).

         3.5 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, dated July 7, 2000
               (incorporated herein by reference to Exhibit 3.24 to KMC Holdings' S-1).

         3.6 Amendment No. 1 to the Amended and Restated By-Laws of KMC Telecom Holdings, Inc., amended as of July 5, 2000 (incorporated herein by reference to Exhibit 3.27 to KMC Holdings' S-1).

         27    Financial Data Schedule.

         (b)   REPORTS ON FORM 8-K

               (b)(i)A report on Form 8-K was filed by the Registrant on July 12, 2000 pursuant to Item 5 thereof reporting certain information with respect to the issuance of Series G Convertible Preferred Stock. Such information was disclosed in a Press Release, dated July 12, 2000, filed as an exhibit to such report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 2000


                                           KMC TELECOM HOLDINGS, INC.
                                                         (Registrant)


                                           By: /S/   WILLIAM F. LENAHAN
                                               ------------------------
                                           William F. Lenahan
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                           By: /S/   WILLIAM H. STEWART
                                               ------------------------
                                           William H. Stewart
                                           Chief Financial Officer
                                           (Principal Financial Officer)

EXHIBIT INDEX

       NO.        DESCRIPTION

       3.1 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of KMC Telecom Holdings, Inc. dated July 7, 2000 (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Registration Statement on Form S-1 filed on September 19, 2000 (hereinafter referred to as the "KMC Holdings' S-1")).

       3.2 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series A
                  Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated July 7, 2000 (incorporated herein by reference to Exhibit 3.10 to KMC Holdings' S-1).

       3.3 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series C
                  Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated July 7, 2000 (incorporated herein by reference to Exhibit 3.14 to KMC Holdings' S-1).

       3.4 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, dated July 7, 2000 (incorporated herein by reference to Exhibit 3.20 to KMC Holdings' S-1).

       3.5 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, dated July 7, 2000 (incorporated herein by reference to Exhibit 3.24 to KMC Holdings' S-1).

       3.6 Amendment No. 1 to the Amended and Restated By-Laws of KMC Telecom Holdings, Inc., amended as of July 5, 2000 (incorporated herein by reference to Exhibit 3.27 to KMC Holdings' S-1).

       27         Financial Data Schedule.