Form 10-K
period 2000-12-31
KMC TELECOM HOLDINGS INC
filed 2001-04-17
CIK 1059851

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
                  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                             For the fiscal year ended December 31, 2000

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
(STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                                 1545 ROUTE 206
                          BEDMINSTER, NEW JERSEY 07921
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 30, 2001 was approximately $86,193,000 based upon an estimate of the fair value thereof by management of the registrant. There is no established trading market for the voting common stock of the registrant and no sales have occurred within the past sixty days.

     As of March 30, 2001, 861,145 shares of the registrant's Common Stock, $0.01 par value, were outstanding. There is no established trading market for the Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE.  None.

================================================================================

           CAUTIONARY STATEMENT REGARDING FORWARD - LOOKING STATEMENTS

         STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS
INCLUDE: STATEMENTS REGARDING THE ANTICIPATED DEVELOPMENT AND EXPANSION OF OUR BUSINESS, THE MARKETS IN WHICH OUR SERVICES ARE CURRENTLY OFFERED, OR WILL BE OFFERED IN THE FUTURE, THE SERVICES WHICH WE EXPECT TO OFFER IN THE FUTURE, THE CONTINUING IMPLEMENTATION OF OUR OPERATIONS SUPPORT SYSTEM, OUR ANTICIPATED CAPITAL EXPENDITURES, OUR FUNDING NEEDS AND POTENTIAL FINANCING SOURCES, REGULATORY REFORM, THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, OUR DIRECTORS OR OFFICERS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS, AND OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE RESULTS."

                                     PART I

ITEM 1.  BUSINESS.

BACKGROUND

          The initial predecessors of KMC Telecom Holdings, Inc. were founded in 1994 and 1995, respectively, by Harold N. Kamine, the Company's Chairman of the Board. These predecessors were merged in 1996 and renamed KMC Telecom Inc. KMC Telecom Holdings, Inc. was formed during 1997 primarily to own, directly or indirectly, all of the shares of its operating subsidiaries. The principal equity investors in the Company currently include Nassau Capital Partners L.P., Mr. Kamine, Lucent Technologies, Inc., General Electric Capital Corporation, CIT Lending Services Corporation, First Union Corp., and Dresdner Kleinwort Wasserstein.

COMPANY OVERVIEW

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

         We provide a full suite of broadband communications services in 37 Tier III markets, which we define as markets with a population between 100,000 and 750,000. We own and operate robust fiber-based networks and Class 5 switching equipment in all of our Tier III markets, which are predominantly located in the South, Southeast, Midwest and Mid-Atlantic United States. We will continue to expand in our existing Tier III markets because we believe that these markets have attractive growth attributes and are typically less competitive than larger markets. Our customers in these markets include: AT&T, Boeing, City of Augusta, Columbia Hospital, NASA, Pillsbury, State of Wisconsin, Texas A&M University and Wal-Mart.

         We also provide nationwide data services under long-term guaranteed revenue contracts. Under these contracts, we currently provide local Internet access infrastructure and other enhanced data services and will be providing Voice over Internet Protocol service, or VOIP, beginning in the second half of 2001. Currently, we have contracts representing approximately $280 million in annualized revenues in approximately 140 markets. We expect these markets to be operational by the second quarter of 2001. The Internet infrastructure we are deploying includes the latest technology platforms from Cisco and Nortel, which we believe will result in a cost-effective and technologically superior solution for our customers.

See Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report on Form 10-K for financial information by Tier III Markets Segment and Nationwide Data Platform Segment.

BUSINESS STRATEGY

         We intend to become a leading competitive provider of data and voice services in the Tier III markets that we serve directly. These services will be provided on an individual product basis and as part of value-added service bundles. We also intend to continue to form alliances with carriers in Tier I and II markets to deliver next generation data services. To accomplish these objectives we will:

         CONTINUE TO OPERATE ROBUST FIBER OPTIC NETWORKS IN TIER III MARKETS TO SUPPORT BROADBAND APPLICATIONS. We will continue to expand our geographically extensive, full service, fiber-based networks in Tier III markets to support both voice and broadband data applications. We believe our networks are generally more technologically advanced than those of the incumbent local exchange carrier, facilitate the capture of market share, and are likely to deter other alternative competitive local exchange carriers from penetrating our markets due to the cost of constructing a competing network of equal capability. In all of our operational markets, we have completed our backbone construction connecting the market's central business district with outlying office parks, large institutions, the locations of long distance carriers' transmission equipment and major incumbent local exchange carrier central offices. Consistent with capital availability, we intend to continue to expand our networks in response to customer demand.

         CONTINUE TO STRENGTHEN OUR LOCAL PRESENCE WITH PERSONALIZED CUSTOMER SERVICE IN TIER III MARKETS. We seek to capture and retain customers in Tier III markets through local, personalized sales, marketing and customer service programs. In order to accomplish this, we will continue to:

          o establish local sales offices in each market in which we operate a network,

          o recruit our city directors and sales staff primarily from the local market,

          o    rely primarily on a face-to-face direct selling approach, and

          o support our sales staff with locally based customer service, billing and technical support personnel and participation in the local community.

Most of our existing sales personnel are local residents who have previously worked for the incumbent local exchange carrier or other telecommunications companies. We believe that our "Creative Solutions with a Hometown Touch(R)" sales approach is very important to customers in Tier III markets, who do not typically receive localized sales contact or customer support from the incumbent local exchange carrier.

         EXPAND OUR DATA PLATFORM OFFERINGS BY LEVERAGING OUR RELATIONSHIPS WITH MAJOR CARRIER CUSTOMERS AND BY EXPANDING INTO NEW MARKETS. In Tier I, II and III markets, we are creating a nationwide next generation local broadband network to provide data communications services through strategic alliances with major carrier customers. We believe that these alliances leverage our core strengths in managing technology and developing infrastructure and use the carriers' larger sales organizations to brand and distribute these capabilities. We expect to use our guaranteed revenue contracts with these carriers to reduce the risks associated with expansion. We will build our networks to meet existing requirements under these contracts while preserving the flexibility to rapidly and cost- effectively expand capacity with demand.

         ENHANCE OUR EXISTING INFRASTRUCTURE TO DELIVER NEXT GENERATION VOICE AND DATA SERVICES. We will expand our existing infrastructure so that we can continue to offer new voice and data services, thereby enhancing our market penetration and maintaining low customer turnover. Services we expect to offer in the future include voice and data service bundles, xDSL-based applications, web hosting, data storage and backup, and application service hosting. We also intend to become the leading gateway for data communications services to the Tier III markets we serve. We provide data services directly to our own customers and to long distance carriers, Internet service providers and other businesses which require broadband access in our markets but do not currently have their own facilities or connections in those markets.

SERVICES

         We offer a comprehensive suite of data and voice services. Historically, we have resold switched services which we purchased from incumbent local exchange carriers. In December 1997, we began providing our own on-network services to our customers. Our on-network services and resale services account for all of our revenues. The allocation between on-network revenues and resale revenues was as follows:

                                                   Year Ended December 31,
                                               ---------------------------------
                                               1998           1999          2000
                                               ----           ----          ----
On-network revenues...........................  37%            69%           95%
Resale revenues...............................  63%            31%            5%



         VOICE SERVICES

         For the year ended December 31, 2000, voice services accounted for approximately 25% of our revenue. These voice services include:

         LOCAL SWITCHED SERVICES. Local switched services allow customers to connect their key systems and PBX system with the public network through dial tone lines and trunks. Dial tone lines also enable customers without premise-based communications systems to connect to the public network through stand-alone telephone devices. We also offer enhanced services such as call waiting, conferencing, speed dialing and voice mail to our customers. We currently have switches commercially operable in each of our 37 Tier III markets. We have added and will continue to add capacity in all markets to insure services are available when required by our customers.

         LONG DISTANCE SERVICES. We offer a full range of long distance services including inter- and intra-LATA, interstate, international, calling card, prepaid calling card and 800 type services. We offer long distance services to our customers by entering into wholesale agreements with various long distance carriers and reselling their transmission services to our customers. We believe that many of our customers will prefer the option of purchasing long distance services from us in conjunction with their local switched services as part of their one-stop telecommunications solution.

         CENTREX-TYPE SERVICES. Centrex-type services provide customers the functionality of PBX without the capital expense of installing these systems. Centrex-type services reduce customers' maintenance expenses and increase communications reliability. We introduced these services in all our operational markets during 1999 and the first quarter of 2000. These services feature call forwarding, speed dialing, conferencing and intercom, transfer and voice mail capabilities. Centrex-type services can be provided over standard voice connections or, where voice and data services are required, ISDN connections.

         DATA SERVICES

         Data services represented approximately 75% of our revenue for the year ended December 31, 2000. We believe that these services enhance our ability to provide an integrated turnkey solution to our customers' data, voice and video transmission requirements. Our current data service offerings include:

         PRIMARY RATE ISDN. Primary Rate ISDN provides customers the equivalent of 1.544 megabits per second of digital communications via a T-1 type facility, with 23 channels for data and voice communications and a 24th channel providing network signaling and control for the services. We focus our Primary Rate ISDN sales efforts on Internet service providers who use it as a means of supporting customer access to their operations, and end-user customers who use it as a network access facility for their internal telecommunications systems.

         INTERNET INFRASTRUCTURE. Our Internet infrastructure service provides large bandwidth users with data switching capability at the network level, allowing them to acquire capacity as required without investing in data switching equipment. Internet infrastructure service gives us the ability to provide data switching to Internet service providers by allowing data calls to be terminated though port wholesale equipment rather than the switch. This enables the Internet service provider to more cost effectively manage its data requirements while, at the same time, increasing the efficiency and capacity of our Class 5 switches.

         BASIC RATE ISDN. Basic Rate ISDN, or BRI, provides customers the potential of 144 kilobits per second of digital communications via a single network facility interface. We believe this service is attractive to medium and small size customers, since it provides dial-up access to the Internet, and other dial-up data applications, while simultaneously providing the ability to integrate voice traffic on a single network facility.

         PRIVATE LINE AND SPECIAL ACCESS SERVICES. We currently provide various types of on-network dedicated services which permit the transmission of voice and data between two or more specified points and are dedicated to a particular customer. Private line services are provided over dedicated lines and are available in different capacities. DS-1 lines are dedicated lines that provide 24 separate channels that transport voice and/or data. DS-3 lines provide 672 channels. The use of the channels and capacity of the service is determined by the needs of the customer. Special access services are provided to long distance carriers to connect their customers to the long distance carriers' locations or to multiple locations of the carrier. The services are provided over DS-1 and DS-3 lines. If additional capacity is desired we have the ability to provide OC-3, OC-12 and higher capacities that deliver multiple DS-3 equivalent capacities. Our private line and special access services are designed to meet the needs of our customers.

          FRAME RELAY/ATM. Frame relay and ATM, or asynchronous transfer mode, are used by some of our data customers as a fast data transport service for Wide Area Networks. Today we resell these services. In the future we intend to provide these services over our own network and utilize a third party provider for transport outside our network.

         Our future data service offerings will include:

         INTERNET ACCESS SERVICES. We plan to offer Internet access services in partnership with several carriers beginning in the second half of 2001.

         APPLICATION SERVICE PROVIDER. Through the second quarter of 2001 we will conduct a proof of concept trial in two Tier III cities of a range of KMC hosted and managed application services. These services include managed Internet access with a selection of security options (i.e. firewall, URL filtering, virus scanning and intrusion detection) as well as a variety of hosted software applications provided on a subscription basis. These applications range from common desktop productivity tools like Microsoft Office and Microsoft Exchange electronic mail/calendaring and contact management, to semi-custom accounting applications from Quicken and Great Plains as well as select industry specific vertical solutions. Depending on the results of the trial and the interest of our customer base, this service may be rolled out to all of our Tier III markets in the future.

         WEB HOSTING. We plan to offer web site design services and web hosting on secured, monitored servers. These services will provide small to medium size customers a turn key e-commerce solution.

         DATA STORAGE AND BACKUP. We plan to offer automatic and secure off-site storage of enterprise data. These services will include consulting, testing and hosting, with 24 hours-per-day, seven days-per-week monitoring.

         DSL. DSL, or digital subscriber line, is a method of using existing copper wire for high bit-rate data transport in the "last mile" connecting our network backbone ring to the customer's premises. DSL provides the customer with a choice of bandwidth based upon its particular needs. Beginning in 2001, we plan to offer HDSL, SDSL and ADSL in selected markets to provide high bandwidth data and video service to medium and small size business customers. We have deployed DSLAMs, or digital subscriber line access multiplexers, in collocation offices in 29 of our Tier III cities. These DSLAMs are equipped and configured to support two access products; first to provide an optimized T-1 service via HDSL, and second to provide ADSL and SDSL applications directly to our customers.

OPERATIONS SUPPORT SYSTEM

         We continue the implementation of our high quality operations support system encompassing comprehensive billing, service order, customer care and electronic bonding capability. The system is expected to support our existing and contemplated services. The installation of the operational support systems has been substantially completed with development and expansion to continue as needed. The system is designed to provide us with a single "flow-through" order system that will allow each order to be tracked from service provisioning through installation.

         We implemented the service order module and the number tracking module in all our existing Tier III markets in July and August 2000. The implementation included full testing of capabilities and training of personnel in all Tier III markets. All existing Tier III markets are utilizing the system for order entry.

         We are currently electronically bonded with five carriers and expect to be electronically bonded with our remaining carriers during 2001. Electronic bonding is the ability to electronically share customer order information between us and the incumbent local exchange carrier or interconnection carrier. Even when we are electronically bonded, we may not achieve the anticipated efficiencies if the information provided to us by the incumbent local exchange carrier is not in a format that we can readily use or if the incumbent local exchange carrier does not promptly provision new lines for us.

         The asset and inventory modules, which will provide each market's inventory, are currently being loaded with the necessary data including line data. Completion of the data loading, verification process and testing will conclude the implementation and provide full "flow-through" capability during 2001.

         We believe that our operations support system will allow us to quickly address customer concerns, and improve operations efficiency which provides us with a significant competitive advantage.

TIER III MARKETS

         We target Tier III markets, which we define as markets with a population from 100,000 to 750,000. As part of our market selection process we analyze the demographic, economic, competitive and telecommunications demand characteristics of the market. We estimate market demand using data gathered from long distance carriers, the Federal Communications Commission, local sources, site visits and specific market studies commissioned by us. Through the utilization of 20 databases, we also analyze the concentration of potential business, government and institutional end-user customers and the general economic prospects for the area.

         We depend upon a detailed business analysis coupled with a "success-based" return on capital employed analysis to drive our capital deployment. Each year capital is deployed based on forecasts, and investment is made when the forecasted investment return exceeds our threshold requirement.

         Once we target a Tier III market for development, we design a network to provide access to approximately 80% of the business customers in that market either through direct connections to our network or through unbundled network elements leased from the incumbent local exchange carrier. Typically, we construct a SONET, or self-healing synchronous optical network, backbone ring to provide coverage of the major business districts, government offices, hospitals, office parks and universities, the principal locations of the transmission equipment of long distance carriers offering services in the area, and the incumbent local exchange carrier's central office(s). Following construction of our backbone network, we build additional loops to increase the size of our addressable market as demand grows.

         The construction of a network requires us to obtain municipal franchises and other permits. These rights are typically subject to non-exclusive agreements of finite duration providing for the payment of fees by us or the provision of services by us to the municipality without compensation. In addition, we must secure rights-of-way and other access rights which are also typically provided under non-exclusive, multi-year agreements and generally contain renewal options. Generally, these rights are obtained from utilities, incumbent local exchange carriers, other competitive local exchange carriers, railroads and long distance carriers. The Telecommunications Act of 1996 requires most utilities to provide rights-of-way to competitive local exchange carriers on non-discriminatory terms and conditions and at reasonable rates.

         Our requirements for a planned network are communicated to KNT Network Technologies LLC which provides program management for construction of the outside plant portion of the network. Our own personnel negotiate required contracts and rights-of-way and test the network components prior to commencing commercial service. Cable, equipment and supplies required for the networks are available from a variety of sources at competitive rates. The construction period for a new network varies depending upon such factors as the number of backbone route miles to be installed, the relative use of aerial as opposed to buried cable deployment, the initial number of buildings targeted for connection to the network backbone and other factors. We believe that a new fiber optic network can be commercially operable within approximately nine months after construction commences.

         During Phase I of our network construction program we completed networks in eight Tier III markets. We completed networks in 15 Tier III markets during Phase II of the program and added networks in 14 additional markets during Phase III. All of the 14 networks in Phase III were operational as of December 31, 2000. The markets in which we established networks during each phase of the program are as follows:


PHASE I                  PHASE II                        PHASE III
-------                  --------                        ---------

Huntsville, Alabama      Daytona Beach, Florida          Montgomery, Alabama
Melbourne, Florida       Fort Myers, Florida             Clearwater/St. Petersburg, Florida
Augusta, Georgia         Pensacola, Florida              Monroe, Louisiana
Savannah, Georgia        Sarasota, Florida               Rockville/Bethesda/Frederick,
Baton Rouge, Louisiana   Tallahassee, Florida               Maryland
Shreveport, Louisiana    Fort Wayne, Indiana             Lansing, Michigan
Corpus Christi, Texas    Topeka, Kansas                  Biloxi/Gulfport, Mississippi
Madison, Wisconsin       Ann Arbor, Michigan             Akron, Ohio
                         Eden Prairie, Minnesota         Dayton, Ohio
                         Fayetteville, North Carolina    Toledo, Ohio
                         Greensboro, North Carolina      Charleston, South Carolina
                         Winston-Salem, North Carolina   Columbia, South Carolina
                         Longview, Texas                 Spartanburg, South Carolina
                         Norfolk, Virginia               Chattanooga, Tennessee
                         Roanoke, Virginia               Johnson City/Kingsport, Tennessee


The following table provides aggregate data as of February 28, 2001 for the networks placed in operation during Phase I, Phase II and Phase III of our network construction program, respectively:

                                                                               ADDRESSABLE
                                        TOTAL LINES                            COMMERCIAL
                                       IN SERVICE (1)        ROUTE MILES       BUILDINGS(2)        COLLOCATIONS
                                       --------------        -----------       ------------        ------------

Phase I (8 markets)............            574,109                 751            14,853                   33
Phase II (15 markets)..........          1,126,992                 915            26,214                   55
Phase III (14 markets).........            331,661                 657            27,294                   46
                                        ----------              ------            ------                -----
  Total........................          2,032,762               2,323            68,361                  134


--------
(1) Represents all active switched channels we provide to customers either by unbundled network elements leased from the incumbent local exchange carrier, by direct connection to our own network, or by resale via the incumbent local exchange carrier's network and all active dedicated lines we provide to customers expressed on a DS-0 equivalent basis.

(2) Addressable by either unbundled network elements leased from the incumbent local exchange carrier or by a direct connection to our own network. We define a commercial building as one with greater than ten employees.

TIER III NETWORK ARCHITECTURE

         Our networks are designed for high-speed data and voice communications, using Class 5 digital switching devices. These devices are deployed in all of our networks, as part of a total central office configuration that includes electronic digital cross connect devices, SONET transport equipment and associated DC power plants and AC emergency power facilities. We currently offer end-to-end fully protected fiber services using the SONET ring architecture which routes customer traffic simultaneously in both directions around the ring to provide protection against fiber cuts. If a line is cut, traffic is automatically reversed and sent to its destination around the other side of the ring. In addition, back-up electronics become operational in the event of failure of the primary components. The switches and associated transport equipment are deployed in an initial configuration that permits rapid growth as our business in the local market grows. Our networks provide access to customers through SONET-based fiber optic rings for on-network service and through unbundled network elements which are connected to our central office through SONET fiber rings between the incumbent local exchange carrier tandem and at least two incumbent local exchange carrier service offices. In addition, at least three interexchange carriers are connected from their points of presence to our central office by SONET rings, for long distance connectivity.

         We expedite new market service installation by deploying our switch-in-the-box concept using a turn key process that allows installation and testing of the switch in specially designed portable buildings at the manufacturing facility before deployment. The switch and its housing are then shipped and placed on-site for integration into the network.

         We have deployed subscriber loop carrier equipment in each incumbent local exchange carrier collocation for connection to customer premise equipment, and service is then concentrated for transport to our central office for distribution. In addition, we are deploying equipment to permit digital subscriber line (DSL) services to be served on qualifying unbundled network element copper facilities. The incumbent local exchange carrier collocations are engineered to provide access to business, institutional, governmental or other large customers. In addition, for large customer services, the fiber backbone can be extended to provide fiber access all the way to the business complex or building for on-network services. We provide customer premise electronic
equipment  to  connect  to  both  unbundled   network   element  and  on-network
facilities.

         We have also deployed a nationwide primary rate interface (PRI) capability that permits the provisioning of Internet infrastructure services to large Internet service providers without the need to utilize the Class 5 switching capacity. This capability is managed via two centralized KMC NextGen SoftSwitch controllers, which permit the growth of Internet services quickly. This technology provides economical and highly scalable PRI growth and avoids the higher cost associated with placing additional capacity on the existing Class 5 switch in each city.

         We currently deploy a 72 pair-strand fiber optic network. Our optical bandwidth capacity in fiber rings ranges from OC-3 to OC-48. We are actively conducting both field and lab trials of dense wave division multiplexing (DWDM) to enhance bandwidth capability in our Tier III markets.

         We monitor our fiber optic networks and electronics 24 hours-per-day, seven days-per-week, using a combination of local and national network control centers. Local network monitoring is accomplished by means of an automatic notification system that monitors for system anomalies. This system provides instantaneous alarms to an on-call network technician whenever an anomaly is detected. The local market technician is trained in network problem resolution and provides on-site corrective procedures when appropriate. A national Network Knowledge Center, located in Denver, Colorado, acts as the focal point for all of our operating networks, providing integrated and centralized network monitoring, correlation and problem management. The Network Knowledge Center has access to all operating networks and can work independently of the local systems to effect repair or restoration activities. The Network Knowledge Center is currently provided by Lucent on a contractual basis.

         The Network Knowledge Center receives, tracks and manages all customer calls and issues to satisfactory conclusion. The call center works with our own customer care representatives and engineers in the Lawrenceville facility to ensure that timely and consistent service is provided. In order to enhance customer service, we will be bringing these call center services exclusively in-house during 2001.

NATIONWIDE DATA PLATFORM

         We are a growing nationwide provider of Internet infrastructure in Tier I, II and III markets. We currently provide dial-up Internet access and other data services to carriers using remote access servers, a type of switch that uses Internet Protocol rather than traditional circuit-based switching. This technology uses packets to transfer information and uses bandwidth more efficiently and at a lower cost than similar services based on circuit switching. We are deploying a nationwide data platform which we believe will enable us to reach approximately 50% of the U.S. population. In March 2001, we signed an agreement with Qwest to provide Voice over Internet Protocol, or VOIP, services on over 30% of this Nationwide Data Platform, beginning in the second half of 2001.

         We are deploying a platform that will provide Internet access infrastructure, remote access service capability, and VOIP services in Tier I, II and III markets across the United States. In the markets in which we currently provide integrated communications services, connectivity is integrated into our existing architecture. In the markets in which we do not operate systems, we establish a point of presence, lease fiber and provide the Internet service providers with the same basic architecture for their applications. This provides the capability to create revenue for these major customers beyond our existing markets.

         Going forward, the application of Internet Protocol packet technology to the public-switched telephone network may provide many distinct advantages over the current time division multiplexing transport infrastructure, including:

          o    much  less  expensive  and  demanding  deployment,   less  costly
               equipment,  lower  space  and  power  requirements,   and  faster
               implementation,

          o the ability for customers to integrate data and voice over the same networks, saving cost and complexity, as well as the ability to support new services combining both data and voice communications,

          o the opportunity for carriers to leverage the growing volume of data traffic, and

          o    DSL,  fiber,   and  other  broadband   access   technologies  are
               particularly compatible with packet-based transport.

         As national and global carriers implement managed Internet Protocol networks for end-to-end connectivity, they will require local Internet Protocol infrastructure, including local access devices, packet switches and routers, SS7 and other gateways, and local softswitches.

         We currently have a local infrastructure for dial-up access pursuant to agreements with several next generation carriers and Internet service providers. In the second half of 2001, we will begin implementing Voice over Internet Protocol. Additional opportunities include broadband Internet Protocol platforms. This initiative is consistent with our current strategy and infrastructure and, we believe, will also position us as a major participant among next-generation telecom providers.

         Voice over Internet Protocol is not currently being used by the telecommunications industry to any material extent for many of the purposes we believe it will serve in the future.

         Our existing contracts require us to provide over one million ports in approximately 140 markets nationwide by the second quarter of 2001. We are currently in the process of deploying Cisco and Nortel equipment to provide these ports through 41 supernodes, or concentration points for high-speed connectivity to the Internet, located in various cities, including ten in our existing markets. Our service allows our carrier customers to provide their own customers with dial-up access to the Internet. Under the current regulatory scheme, those calls may qualify for reciprocal compensation which would be incremental to the guaranteed revenues that we receive from our carrier customers.

         All of these contracts to date have been structured so that our customers pay a fixed amount to us, regardless of their level of usage. These contracts have terms of 42 to 51 months and have certain cost pass-throughs which allow us to limit our maintenance and servicing costs to predetermined levels, and receive additional revenues for any costs incurred in excess of such predetermined levels.

         We currently have a dedicated team devoted to service and maintenance under these contracts. We expect personnel demands to diminish significantly after initial deployment, which will reduce our costs associated with this business, over the remaining lives of these contracts.

NEW TECHNOLOGY EVALUATION

         We evaluate and test new concepts and capabilities in our laboratory in Lawrenceville, Georgia, as well as in field trials. New capabilities for existing technologies are evaluated, along with emerging technologies that could potentially be used for voice, data or converged voice/data services. We are currently evaluating next generation metropolitan DWDM, PRI and modem pooling technology, SoftSwitch, Passive Optical Networks, High Speed Optical Ethernet MANs, and various next generation Internet Protocol based multi-service platforms.

SALES

         We target our sales activities at three separate customer groups: Tier III local customers, Tier III national customers and national data platform customers. Tier III local customers include local governments, hospitals and educational facilities as well as businesses. Tier III national customers are usually interexchange carriers or large corporations which have branches or local offices within our Tier III markets, but which make their buying decisions centrally from their corporate offices. National data platform customers include major long distance carriers and Internet service providers.

         TIER III LOCAL. We establish local sales offices in each Tier III market we serve. Each local sales office is staffed by a city director, six to eight account executives and sales support personnel. The sales support personnel include customer service, technical, and billing personnel. During 2001 we will be establishing an alternate channel sales program to complement the efforts of our local sales offices. We anticipate that the program will include partner marketing, direct marketing, and various eCommerce business-to-business based initiatives, as well as referral programs. Partner marketing will consist of our performing joint marketing efforts with sales agents selected from companies that are currently selling to or servicing customers with whom we also want to do business. The sales agents could be systems integrators, telecommunications equipment suppliers, Internet service providers, information technology consultants, and telecommunications consultants. These agents would sell our products and their products at the same time as part of a total solution. The direct marketing program will be used to generate demand through direct mailings and telemarketing campaigns. e-Commerce business-to-business based initiatives may include e-marketing to our embedded customer base, targeted e-lists, or implementation of a KMC web-based order process. Referral programs would involve enlisting the aid of business contacts our account executives have established who would be willing to pass on sales leads in exchange for a commission.

         We seek to hire local, seasoned telecommunications managers with sales experience as City Directors. City Directors assist with the initial network build out and oversee the daily operations of their networks, in addition to managing sales staff and market development. Their daily operations responsibilities include management of provisioning, customer service, pricing decisions and the billing process. City Directors work with senior management in the strategic planning process, including capital expenditure and budget planning. They perform cash flow analysis for fiber connections of new buildings to the network, and participate in planning fiber network extensions in their markets.

         In our Tier III markets, we use a face-to-face direct sales force of approximately 180 account executives. Most of our sales personnel are hired locally because we believe that knowledge of, and contacts in, a local market are key factors for competitive differentiation and commercial success in a Tier III market. We believe that this local focus will help to set us apart from the incumbent local exchange carriers, our principal competitors in these markets.

         TIER III NATIONAL. While there are few Fortune 500 companies with headquarters located in our operating cities, there are branches and local offices of large corporations within our market areas. Often these large corporations make their buying decisions centrally, either through their telecommunications or MIS functions, which are normally located at corporate headquarters. Our national markets sales organization is structured to assist them in determining requirements for their various locations within our markets. Additionally, this group targets regional and national interexchange carriers, primarily for the sale of transport services. We believe that this focus on national markets will further increase our market penetration with carriers and large companies in our cities. We currently have 17 national market account managers.

         NATIONWIDE DATA SERVICES. We have nationwide data services customer account managers who build relationships with major long distance carriers and Internet service providers. These relationships facilitate initial sales of our services. We believe, and our contracts with our existing customers have shown, that once national data platform customers experience our service they will allow us to provide additional services to them and expand the relationship.

         We recruit our sales force from several sources including incumbent local exchange carriers, competitive local exchange carriers, interexchange carriers, cellular companies and interconnect companies. Once hired, our local Tier III sales force is put through a program of intense local training and computer based data and voice product training at the local sales office. All sales personnel participate in consultative sales and product training at our corporate operations facility. Our sales force is compensated based on a fixed base salary and variable payments for the sale of recurring monthly revenue.

CUSTOMERS

         Contracts with Qwest Communications Corporation and Qwest Communications International, Inc. (collectively, "Qwest") accounted for approximately 36% of our total revenue for the year ended December 31, 2000. A significant portion of the Qwest business was generated from long term guaranteed revenue contracts. No other customer accounted for 10% or more of our revenues for the year ended December 31, 2000. For the year ended December 31, 1999, no one customer accounted for more than 10% of revenue. It is unlikely that the loss of any single customer, other than Qwest, would have a material adverse effect on our business, financial condition or results of operations.

         As of February 28, 2001, we had approximately 12,700 customers, which can be broken down into the following categories:

          o Tier III local customers are local to a particular city and include local governments, hospitals and educational facilities as well as businesses, including local and regional Internet service providers. Our business customers range from large businesses to medium and small size businesses, including medical and insurance offices, car dealerships, broadcast media outlets and real estate brokerages.

          o Tier III national customers consist of Fortune 500 companies, regional and national interexchange carriers, other large companies, major long distance carriers, wireless service providers and other competitive local exchange providers that have a local or branch office in several of our markets.

          o Nationwide data platform customers consist of major long distance carriers and Internet service providers.

Examples of our customers in each of these categories are shown below:


TIER III LOCAL CUSTOMERS         TIER III NATIONAL CUSTOMERS                DATA PLATFORM SERVICES CUSTOMERS
------------------------         ---------------------------                --------------------------------

Boeing                           AT&T Corp.                                 Broadwing
City of Augusta, Georgia         Burlington Northern Santa Fe Railway       Qwest
Columbia Hospital                Krispy Kreme Donuts
NASA                             Sprint
Pillsbury                        UUNET
State of Wisconsin               Walgreens
Texas A&M University             Walmart


MARKETING

         We market our local services through a combination of media channels and personal service in each of our local markets. We seek to gain brand awareness through advertising on local television, radio and print media. We also use outdoor advertising in prominent locations, customer testimonials, and local events and sponsorships, such as charity golf tournaments.

         Consistent with our "Creative Solutions with a Hometown Touch(R)" motto, we also seek to actively participate in our local communities. Each City Director is typically a long-time local resident with extensive telecommunications experience and is well known and respected in the community. The City Director typically seeks to hire other local residents, further strengthening our involvement with and contacts throughout the local market. Each local office is typically an active member of the local Chamber of Commerce, and contributes to local charities. We believe that these activities provide us with a point of differentiation compared to the incumbent local exchange carriers, who have generally underserved Tier III markets in favor of larger markets.

SUPPLIERS

         We depend on a number of suppliers in order to operate our networks. The following companies are our primary suppliers.

         TELECOMMUNICATIONS EQUIPMENT. We have contracted with Lucent, as our primary supplier, to purchase switching, transport and digital cross connect products. Lucent has also agreed to implement and test our switches and related equipment. In addition, we have entered into an agreement with Lucent pursuant to which Lucent has agreed to monitor our switches on an on-going basis. Lucent is an investor in our preferred stock and a lender under our credit facilities.

         BILLING SUPPORT SYSTEMS IMPLEMENTATION. In the second quarter of 1999, we installed software developed by Billing Concepts Systems, Inc./APTIS to provide us with comprehensive billing functionality, including the ability to capture call detail records, message rating, bill calculation, invoice generation, customer care and inquiry, collections management, and quality assurance. This software enables us to produce a single bill covering all of the products and services that we provide to a customer. Additional development of new billing functionality continues.

         OPERATIONAL SUPPORT SYSTEMS IMPLEMENTATION. We entered into an agreement in 1998 with Eftia OSS Solutions Inc. to develop our operational support systems. These systems manage service order processing, circuit and asset inventory, telephone number inventory and trouble administration. The installation of the operational support systems has been substantially completed with development and expansion to continue as needed.

         OUTSIDE NETWORK RELATED CONSTRUCTION. We are currently in negotiations to complete the transfer of our construction division to KNT Network Technologies, LLC, a company independently owned by Harold N. Kamine and Nassau Capital, our principal stockholders. Pursuant to an arrangement between the parties, effective June 1, 2000, we transferred substantially all of the employees of our construction division to KNT. KNT is providing construction and maintenance services to us and is being reimbursed for all of the direct costs of these activities. In addition, we are currently funding substantially all of KNT's general overhead and administrative costs at an amount not to exceed $15 million per annum. We are currently negotiating with KNT to finalize the terms of this arrangement and execute a formal contract which is required to be completed by June 15, 2001.

         The services and products which we obtained from these principal suppliers are also available from a number of other sources. If we were forced to change suppliers for any reason, however, we may experience some difficulties, particularly with respect to the compatibility of equipment from new suppliers with our existing Lucent equipment.

COMPETITION

         OVERVIEW. The telecommunications industry is highly competitive. Our principal competitors in Tier III markets are the incumbent local exchange carriers. In most instances the incumbent local exchange carrier is one of the regional Bell operating companies (such as Verizon, BellSouth or SBC). Incumbent local exchange carriers presently have a majority of the market share in those areas we consider our market areas. Because of their relatively small size, we do not believe that Tier III markets can profitably support more than two facilities-based competitors in addition to the incumbent local exchange carrier.

         Other competitors may include competitive local exchange carriers, microwave carriers, wireless telecommunications providers and private networks built by large end-users. Potential competitors (using similar or different technologies) include cable television companies, utilities, incumbent local exchange carriers, regional Bell operating companies seeking to operate outside their current local service areas and independent telephone companies. In addition, there will be future competition from large long distance carriers, such as AT&T and MCI WorldCom, which have begun to offer integrated local and long distance telecommunications services. Consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors for us.

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

         A large portion of our nationwide data platform business will be conducted in larger Tier I and Tier II markets. We expect that our primary competitors in this business will be both incumbent local exchange carriers and other competitive local exchange carriers. Because the regional Bell operating companies and other incumbent local exchange carriers tend to focus their efforts on Tier I and Tier II markets, they will have a significantly greater local presence in these markets. In addition, due to the larger size of the markets, there are a greater number of facilities-based competitive local exchange carriers competing for data business in these markets than we usually face in Tier III markets. For this reason, we generally will not enter these markets to offer nationwide data platform services unless we have a pre-existing agreement with a significant customer justifying our presence in the market.

         INCUMBENT LOCAL EXCHANGE CARRIERS. Our principal competitors for local exchange services are the regional Bell operating companies. As a recent entrant in the integrated telecommunications services industry, we have not yet achieved a significant market share for any of our services. In particular, the incumbent local exchange carriers:

          o    have long-standing relationships with their customers,

          o have financial, technical and marketing resources substantially greater than ours,

          o have the potential to fund competitive services with revenues from a variety of other businesses, and

          o currently benefit from a number of existing regulations that favor the incumbent local exchange carriers over us in some respects.

         COMPETITIVE LOCAL EXCHANGE CARRIERS AND OTHER COMPETITORS. We compete from time to time with competitive local exchange carriers. In our markets we generally face competition from two or more competitive local exchange carriers. However, in many instances, the competitive local exchange carriers present in our Tier III markets have not established robust fiber-based networks comparable to ours. After the investment and expense of establishing a network and support services in a given market, the marginal cost of carrying an additional call is negligible. Accordingly, in Tier III markets where there are three or more fiber-based competitive local exchange carriers, we expect substantial price competition. We believe that operations in such markets are likely to be unprofitable for one or more operators.

         We face competition in each of our markets. However, we believe that our commitment to build a significant network, deploy switches and establish local sales and support facilities at the outset in each of the Tier III markets which we target should reduce the number of facilities-based competitors and drive other entrants to focus on the resale of incumbent local exchange carrier service or our services or to invest in other markets. We believe that each market will also see more agent and distributor resale initiatives.

REGULATION

         Our services are subject to varying degrees of federal, state and local regulation. The Federal Communications Commission exercises jurisdiction over facilities of, and interstate and international services offered by, telecommunications common carriers. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate communications. Local governments sometimes impose franchise or licensing requirements on competitive local exchange carriers. The regulatory environment is in a constant state of flux, and you should be aware that any of the items discussed below are subject to rapid change due to regulatory action, judicial decision or legislative initiative.

         FEDERAL REGULATION

         We are regulated at the federal level as a nondominant common carrier subject to minimal regulation under Title II of the Communications Act of 1934. The Communications Act of 1934 was substantially amended by the
Telecommunications Act of 1996. This legislation is designed to enhance competition in the local telecommunications marketplace by:

          o    removing state and local entry barriers,

          o    requiring   incumbent   local   exchange   carriers   to  provide
               interconnection to their facilities,

          o facilitating the end-users' choice to switch service providers from incumbent local exchange carriers to competitive local exchange carriers like us, and

          o    requiring access to rights-of-way.

         The legislation also is designed to enhance the competitive position of competitive local exchange carriers and increase local competition by newer competitors such as long distance carriers, cable television companies and public utility companies. Under the Telecommunications Act of 1996, regional Bell operating companies have the opportunity to provide in-region long distance services if specified conditions are met. In addition, the Telecommunications Act of 1996 eliminates certain restrictions on utility holding companies, thus clearing the way for them to diversify into telecommunications services.

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

Incumbent local exchange carriers also are required under the law to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer their local retail telephone services for resale at wholesale rates, and to facilitate collocation of equipment necessary for competitors to interconnect with them or obtain access to their unbundled network elements.

         The Telecommunications Act of 1996 provided for the removal of most restrictions imposed on AT&T and the regional Bell operating companies resulting from the consent decree entered in 1982 which provided for divestiture of the regional Bell operating companies from AT&T in 1984. The Telecommunications Act establishes procedures under which a regional Bell operating company can enter the market for long distance service between specified areas within its in-region local service territory. The Telecommunications Act of 1996 permitted the regional Bell operating companies to enter the out-of-region long distance market immediately upon enactment. Before the regional Bell operating company can provide in-region inter-LATA services, it must obtain Federal Communications Commission approval upon a showing that facilities-based competition is present in its market, that the regional Bell operating company has entered into interconnection agreements in the states where it seeks authority, that it has satisfied a 14-point "checklist" of competitive requirements, and that its entry is in the public interest. To date, such authority has only been granted to Verizon (formerly Bell Atlantic) for New York and SBC for Kansas, Oklahoma and Texas. A petition by Verizon for entry in Massachusetts is pending at the Federal Communications Commission. The provision of inter-LATA services by regional Bell operating companies is expected to reduce the market share of major long distance carriers, and consequently, may have an adverse effect on the ability of competitive local exchange carriers to generate access revenues from long distance carriers.

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

         In January 1999, the Supreme Court ruled on a variety of issues addressed in the Federal Communications Commission's 1996 order. Among other things, the Supreme Court found that the Federal Communications Commission has authority to establish national pricing rules for interconnection, unbundled elements and resale services. However, the Supreme Court overturned the Federal Communications Commission's rules regarding what network elements must be unbundled by the regional Bell operating companies, and remanded to the Federal Communications Commission the question of what network elements are "necessary" to competing carriers like us. On November 5, 1999, the Federal Communications Commission issued an order re-establishing the network elements that must be offered by incumbent local exchange carriers as unbundled network elements. That decision is currently the subject of various reconsideration petitions and appeals. We cannot provide any assurances regarding the disposition of these petitions and appeals and we cannot assure you that we will be able to maintain interconnection agreements on terms acceptable to us.

         On July 18, 2000, the U.S. Court of Appeals for the 8th Circuit issued a decision in which it upheld the Federal Communications Commission's use of a forward-looking methodology to establish prices for network elements, but the

Court vacated the agency's rule that the methodology should be applied based on the use of the most efficient telecommunications technology currently available and the lowest cost network configuration. Rather, the Court held that the methodology must be applied based on the costs of the incumbent local exchange carriers' existing facilities and equipment. The issue was remanded to the Federal Communications Commission for further consideration. The Court's ruling is currently under review by the U.S. Supreme Court. A decision by the Supreme Court is expected in the Court's fall 2001 term. We are unable to provide assurances as to the outcome of the Supreme Court case or of the remand proceeding that must be conducted by the Federal Communications Commission.

         The 8th Circuit also affirmed its prior decision to vacate the Federal Communications Commission rule that required incumbent local exchange carriers to provide combinations of network elements that are not ordinarily combined in their networks. The Court's decision keeps in place the system whereby carriers cannot obtain network element combinations unless the incumbent local exchange carrier has already combined the elements in its network today. The Supreme Court is currently reviewing this issue as well as the pricing issue described above.

         On March 17, 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain Federal Communications Commission rules relating to collocation of competitors' equipment in incumbent local exchange carriers' central offices. This decision requires the Federal Communications Commission to limit collocation to equipment that is "necessary" for interconnection with the incumbent local exchange carrier or access to the incumbent local exchange carrier's unbundled network elements. On August 10, 2000, the Federal Communications Commission responded by issuing an order and request for further comment. The agency required that incumbent local exchange carriers provide physical collocation within 90 days after receiving an application and clarified that an incumbent local exchange carrier must allow a competitive local exchange carrier to construct a controlled environmental vault or similar structure on land adjacent to an incumbent local exchange carrier structure that lacks physical collocation space. The Federal Communications Commission asked for comment on what equipment incumbent local exchange carriers should allow competitive local exchange carriers to physically collocate and how physical collocation space should be assigned, whether collocators should be permitted to cross-connect with other collocators, and what rules should apply to collocation at remote local exchange carrier premises. No assurances can be given regarding the outcome of this further proceeding.

         OTHER REGULATION. In general, the Federal Communications Commission's policies encourage the entry of new competitors in the telecommunications industry and are designed to prevent anti-competitive practices. Currently, large incumbent local exchange carriers, such as the regional Bell operating companies, are regulated as "dominant" carriers, while competitive local exchange carriers, like us, are considered "nondominant" carriers. Dominant carriers face more detailed regulatory scrutiny. As a nondominant carrier, we are subject to relatively minimal Federal Communications Commission regulation.

     o TARIFF. We may install and operate facilities for the transmission of domestic interstate communications without prior Federal Communications Commission authorization. The Federal Communications Commission requires us to file periodic reports concerning our interstate circuits and deployment of network facilities, and offer interstate services on a nondiscriminatory basis, at just and reasonable rates. We also remain subject to Federal Communications Commission complaint procedures.

          The Federal Communications Commission adopted an order in 1996 (the "Detariffing Order") which eliminated the requirement that nondominant interstate carriers maintain tariffs on file with the Federal Communications Commission for domestic interstate services. On April 28, 2000, the U.S. Court of Appeals for the D.C. Circuit upheld the Commission's decision. The Federal Communications Commission subsequently issued a notice establishing a 9-month transition to mandatory detariffing. This transition period was subsequently extended. However, by July 31, 2001, carriers must cancel all tariffs for interstate domestic interexchange services. After that date, the terms and conditions pursuant to which domestic providers offer service to customers will be governed by contract. On March 16, 2001 the Federal Communications Commission adopted a mandatory detariffing requirement for most international interexchange services provided by non-dominant carriers. The Commission provided a nine month transition period to permit carriers to adjust to this additional detariffing requirement. The Federal Communications Commission is currently considering whether to expand the mandatory detariffing requirement to the interstate access services provided by competitive local exchange carriers.

     o ACCESS CHARGES. The Federal Communications Commission has granted incumbent local exchange carriers significant flexibility in pricing their interstate special and switched access services. We anticipate that this pricing flexibility will result in incumbent local exchange carriers lowering their prices in high traffic density areas, where our customers are concentrated.

          In late May 2000, the Federal Communications Commission adopted an order establishing a five-year plan for reforming federal access charges. The order provides for reductions in the usage-based and flat-rate charges assessed by incumbent local exchange carriers or long distance service providers. The order also provided for increases over time in the flat-rate monthly charges assessed directly by incumbent local exchange carriers on residential and business subscribers. The agency concluded that the plan as adopted would result in a more rational interstate rate structure, which in turn would result in more efficient competition.

     o UNIVERSAL SERVICE REFORM. The Federal Communications Commission implemented the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service in 1997. All telecommunications carriers providing interstate telecommunications services, including us, must contribute to the universal service support funds. On October 8, 1999, the Federal Communications Commission released an order implementing changes to its universal service rules to comply with a decision of the Fifth Circuit Court of Appeals. Among other changes, the Federal Communications Commission revised its rules concerning assessment of carriers' interstate and international revenues for universal service contribution. The Federal Communications Commission narrowed the scope of the contribution base, removing intrastate end-user telecommunications revenues from the assessment, consistent with the opinion of the Fifth Circuit Court of Appeals.

         STATE REGULATION

         We believe that most, if not all, states in which we operate or propose to operate require a certification or other authorization to offer intrastate and local services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. We have obtained state authority for the provision of our competitive local exchange and exchange access services and long distance services in those states where we currently operate and we plan to obtain additional state authorizations as our business expansion plans require. In most states, we are required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate.

         Some states also impose reporting, customer service and quality requirements, as well as unbundling and universal service requirements on competitive local exchange carriers. In addition, we are subject to the outcome of proceedings held by state commissions to determine state regulatory policies with respect to incumbent local exchange carrier and competitive local exchange carrier competition, geographic build-out, mandatory detariffing and other issues relevant to competitive local exchange carrier operations. Some states have adopted state-specific universal service funding obligations.

         In addition to obtaining state certifications, we must negotiate terms of interconnection with the incumbent local exchange carriers before we can begin providing local exchange and exchange access services. Our executed agreements are subject to the approval of the state commissions. The appropriate commissions have approved each of our current agreements and we anticipate state commission approval of our future interconnection agreements.

         We believe that, as the degree of local competition increases, the states will offer the incumbent local exchange carriers increasing pricing flexibility. This flexibility may present the incumbent local exchange carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services, thereby allowing incumbent local exchange carriers to offer competitive services at prices below the cost of providing the service. We cannot predict the extent to which this may occur, but it could have a material adverse effect on our business.

         We also may be subject to requirements in some states to obtain prior approval for, or notify the state commission of, any transfers of control, sales of assets, corporate reorganizations, issuances of stock or debt instruments and related transactions.

         LOCAL GOVERNMENT AUTHORIZATIONS. We are required to obtain street use and construction permits and licenses and/or franchises to install and expand our fiber optic networks using municipal rights-of-way. In some municipalities where we have installed or anticipate constructing networks, we will be required to pay license or franchise fees based on a percentage of gross revenues or on a per foot basis, as well as post performance bonds or letters of credit. We are actively pursuing permits, franchises and other relevant authorities for use of rights-of-way and utility facilities in a number of cities.

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

EMPLOYEES

As of February 28, 2001, we had 1,266 full time employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement, nor have we experienced any work stoppage due to labor disputes. We believe that our relations with our employees are good. The labor market in the telecommunications industry is currently very competitive and we compete for qualified personnel with many of our competitors. We believe that our compensation and benefits package is competitive in the telecommunications industry. See Item 7 of this Report on Form 10-K - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Which May Affect Our Future Results -- The Future Success of Our Business Depends Upon Key Personnel."

GEOGRAPHIC AREAS

         We have no foreign operations. All of our networks are located in, and all of our revenues are attributable to, the United States.

ITEM 2.  PROPERTIES.

         We are headquartered in Bedminster, New Jersey and recently expanded the space that we lease in our building from 20,000 to 50,000 square feet of office space. This recent expansion should be sufficient to meet any of our corporate headquarters space requirements for the near future. The lease requires us to pay an annual base lease rent of approximately $1.0 million (adjusted periodically for changes in the consumer price index), plus operating expenses through 2012. We rent this space from a company in which a trust for the benefit of Mr. Kamine's children has an ownership interest. See Item 11 of this Report on Form 10-K - "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

         We also maintain an operations center and additional administrative offices in Lawrenceville, Georgia. The Lawrenceville premises is approximately 104,000 square feet held under a lease that expires in 2011. Our annual base rental obligation for these premises is $1.3 million (adjusted periodically for changes in the consumer price index), plus operating expenses. We also own or lease facilities in each of our existing Tier III markets for central offices, sales offices and the location of our switches and related equipment. We lease collocation space for our Internet infrastructure equipment in our Nationwide Data Platform cities. We expect to lease an additional 50,000 square feet of space in Lawrenceville, Georgia starting in the second half of 2001 at an annual cost of $650,000. This additional facility should be sufficient to satisfy our near term space requirements.

         We believe that our facilities are in good condition, are suitable for our operations and that, if needed, suitable alternative space would be readily available.

ITEM 3.  LEGAL PROCEEDINGS.

         We are from time to time involved in litigation incidental to the conduct of our business. There is no pending legal proceeding to which we are a party which, in the opinion of our management, is likely to have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is currently no established trading market for our Common Stock, $0.01 par value per share. As of March 30, 2001, there were ten holders of record of our Common Stock.

         We have never declared nor paid cash dividends on our Common Stock and do not presently anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently expect that earnings, if any, will be retained for growth and development of our business.

         As a holding company, we depend upon the receipt of dividends and other cash payments from our operating subsidiaries in order to meet our cash requirements. Pursuant to the terms of our Amended and Restated Loan and Security Agreement, dated as of February 15, 2000, among certain of our principal operating subsidiaries and a group of lenders led by First Union National Bank, CIT Lending Services Corporation and Lucent (the "Amended Senior Secured Credit Facility"), those subsidiaries are restricted in their ability to pay dividends on their capital stock. The indentures applicable to our 13 1/2% Senior Notes due 2009 and our 12 1/2% Senior Discount Notes due 2008, respectively, impose certain restrictions upon our ability to pay dividends on our capital stock.

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

         On January 1, 2000,  March 6, 2000, April 1, 2000, May 1, 2000, June 6,
2000, July 1, 2000 and October 1, 2000, the Company granted options to purchase an aggregate of 255,674 shares of its Common Stock to employees and directors of the Company, as well as independent contractors who perform services for the Company, under the 1998 Stock Purchase and Option plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. No consideration was received for the issuance of the options. The options have various exercise prices with 127,500 exercisable at an exercise price of $75 per share, 2,500 exercisable at an exercise price of $125 per share, 64,508 exercisable at an exercise price of $250 per share, and 61,166 exercisable at an exercise price of $300 per share. The issuance of these options was made in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Act, on the basis that the transactions did not involve a public offering.

ITEM 6.   SELECTED FINANCIAL DATA.

         The selected financial data set forth below for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 were derived from our audited financial statements and those of our predecessors. The data presented below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8 "Financial Statements and Supplementary Data."


                                                                        Year Ended December 31,
                                                 ----------------------------------------------------------------------
                                                       1996        1997         1998           1999           2000
                                                 ------------  -----------   -----------   ------------  --------------

                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenue......................................      $    205     $   3,417    $  22,425     $  64,313     $   209,195
Operating expenses:
   Network operating costs:
        Non-cash stock option compensation...            19         1,110          566         2,387           2,731
        Other network operating costs........         1,361         5,482       27,699        81,678         169,593
   Selling, general and administrative:
        Non-cash stock option compensation...           221        12,760        6,514        27,446          31,840
        Other selling, general and
         administrative.........................      2,216        12,176       34,171        84,434         162,275
   Depreciation and amortization.............           287         2,506        9,257        29,077          76,129
                                                   -----------  -----------  ------------  ------------  -------------
      Total operating expenses...............         4,104        34,034       78,207       225,022         442,568
                                                   -----------  -----------  ------------  ------------  -------------
Loss from operations.........................        (3,899)      (30,617)     (55,782)     (160,709)       (233,373)
Other expense (a)............................             -             -            -        (4,297)              -
Interest income..............................             -           513        8,818         8,701          11,784
Interest expense (b).........................          (596)       (2,582)     (29,789)      (69,411)       (136,393)
                                                   -----------  -----------  ------------  ------------  -------------
Net loss before cumulative effect of change in
   accounting principle......................        (4,495)      (32,686)     (76,753)     (225,716)       (357,982)
Cumulative effect of change in accounting
   principle (c) ............................             -             -            -             -          (1,705)
                                                   -----------  -----------  ------------  ------------  -------------
Net loss.....................................        (4,495)      (32,686)     (76,753)     (225,716)       (359,687)
Dividends and accretion on redeemable preferred
   stock ....................................             -        (8,904)     (18,285)      (81,633)        (94,440)
                                                   -----------  -----------  ------------  ------------  -------------
Net loss applicable to common shareholders...      $ (4,495)    $ (41,590)   $ (95,038)    $(307,349)    $  (454,127)
                                                   ===========  ===========  ============  ============  =============
Net loss per common share before cumulative
   effect of change in accounting principle..      $  (7.49)    $ (64.93)    $ (114.42)    $ (360.88)    $   (529.22)
Cumulative effect of change in accounting
   principle (c) ............................             -             -            -             -           (1.99)
                                                   -----------  -----------  ------------  ------------  -------------
Net loss per common share....................      $  (7.49)    $ (64.93)    $ (114.42)    $ (360.88)    $   (531.21)
                                                   ===========  ===========  ============  ============  =============
Proforma amounts assuming the change in
  accounting principle was applied retroactively:
Net loss applicable to common shareholders..       $ (4,495)    $ (41,746)   $ (95,424)    $(309,054)    $  (452,422)
                                                   ===========  ===========  ============  ============  =============
Net loss per common share....................      $  (7.49)    $ (65.17)    $ (114.88)    $ (362.88)    $   (529.22)
                                                   ===========  ===========  ============  ============  =============
Weighted average number of common shares
   outstanding...............................           600           641          831           852             855
                                                   ===========  ===========  ============  ============  =============

OTHER FINANCIAL DATA:
Capital expenditures (d).....................      $  9,111     $  61,146    $ 161,803     $ 440,733     $   457,651
Adjusted EBITDA(e)...........................        (3,372)      (14,241)     (39,445)     (101,799)       (122,673)
EBITDA(e)....................................        (3,612)      (28,111)     (46,525)     (135,929)       (157,244)
Cash used in operating activities............        (2,687)       (8,676)     (33,573)      (98,293)       (146,448)
Cash used in investing activities............       (10,174)      (62,992)    (180,198)     (277,078)       (488,952)
Cash provided by financing activities........        14,314        85,734      219,399       440,156         659,411


                                                                                 Year Ended December 31,
                                                   ------------------------------------------------------------------
                                                       1996        1997         1998           1999           2000
                                                   ----------   ----------   ----------    ---------     ------------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents....................      $  1,487     $  15,553    $  21,181     $  85,966     $   109,977
Restricted investments.......................            -             -            -         88,571         100,056
Working capital..............................        (2,345)        3,672       (1,391)      (57,007)        (63,116)
Networks, property and equipment, net........        12,347        71,371      224,890       639,324       1,021,684
Total assets.................................        16,715        95,943      311,310       886,040       1,331,275
Long-term notes payable......................        12,330        61,277       41,414       235,000         728,173
Other long-term debt.........................            -             -       267,811       576,137         615,181
Redeemable preferred stock...................            -         35,925       52,033       203,790         472,765
Redeemable common stock and warrants.........            -         11,726       22,979        46,680          62,380
Total nonredeemable equity (deficiency)......           389       (26,673)    (104,353)     (384,413)       (819,471)


-----------------------------------

(a) During the second quarter of 1999, we recorded a $4.3 million charge to other expense in connection with an unfavorable arbitration award. The net amount due under the terms of the award was paid in full in June 1999.
(b) Excludes capitalized interest of (i) $103,000 for 1996, (ii) $854,000 for 1997, (iii) $5.1 million for 1998, (iv) $6.6 million for 1999 and (v) $10.4 million for 2000. During the construction of our networks, the interest costs related to construction expenditures are capitalized.
(c) In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Through December 31, 1999, we recognized installation revenue upon completion of the installation. Effective January 1, 2000, in accordance with the provisions of SAB 101, we are recognizing installation revenue over the average contract period. The cumulative effect of this change in accounting principle resulted in a charge of approximately $1.7 million which was recorded in the quarter ended March 31, 2000. For the year ended December 31, 2000, the net effect of adopting this change in accounting principle was a deferral of the recognition of $3.0 million of revenue, which increased net loss for the year by $3.56 per share. Revenue for the year ended December 31, 2000 includes $1.7 million of revenues that, prior to the accounting change, had been recognized through December 31, 1999.
(d) The figure for 1997 includes $2.0 million related to the acquisition of a network.
(e) Adjusted EBITDA consists of earnings (loss) before net interest, income taxes, depreciation and amortization charges, stock option compensation expense (a non-cash charge), other expense and cumulative effect of change in accounting principle. EBITDA consists of earnings (loss) before all of the foregoing items except stock option compensation expense and other expense. These items are provided because they are measures commonly used in the telecommunications industry. They are presented to enhance an understanding of our operating results and they are not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. Adjusted EBITDA and EBITDA are not calculated under generally accepted accounting principles and are not necessarily comparable to similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS TOGETHER WITH OUR FINANCIAL STATEMENTS, INCLUDING THE NOTES AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT. DUE TO OUR LIMITED OPERATING HISTORY, STARTUP NATURE AND RAPID GROWTH, PERIOD-TO-PERIOD COMPARISONS OF FINANCIAL DATA ARE NOT NECESSARILY INDICATIVE, AND YOU SHOULD NOT RELY UPON THEM AS AN INDICATOR OF OUR FUTURE PERFORMANCE. THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS. SEE "--CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE RESULTS".

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

         We provide a full suite of broadband communications services in 37 Tier III markets, which we define as markets with a population between 100,000 and 750,000. We own and operate robust fiber-based networks and switching equipment in all of our Tier III markets, which are predominantly located in the South, Southeast, Midwest and Mid-Atlantic United States. We will continue to expand in our existing Tier III markets because we believe that these markets have attractive growth attributes and are typically less competitive than larger markets. Our customers in these markets include: AT&T, Boeing, City of Augusta, Columbia Hospital, NASA, Pillsbury, State of Wisconsin, Texas A&M University and Wal-Mart.

         We also provide nationwide data services under long-term guaranteed revenue contracts. Under these contracts, we provide local Internet access infrastructure and other enhanced data services and will be providing Voice over Internet Protocol beginning in the second half of 2001. Currently, we have contracts representing approximately $280 million in annualized revenues in approximately 140 markets. We expect these markets to be operational by the second quarter of 2001. The Internet infrastructure we are deploying includes the latest technology platforms from Cisco and Nortel, which we believe will result in a cost-effective and technologically superior solution for our customers.

         TIER III MARKETS. We have installed fiber-based SONET networks, or self- healing synchronous optical networks, using a Class 5 switch in all of our 37 markets. Our fiber optic networks are initially designed and built to reach approximately 80% of the business access lines in each of our markets, typically requiring a local fiber loop of about 30 to 40 miles.

         As our switches have become operational, our operating margins have improved meaningfully. Our operating margins have also improved due to increased on-network revenues relative to resale revenues. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated line. Resale revenues are generated when traffic is carried completely on the incumbent local exchange carriers' facilities. On-network revenues have increased from approximately 37% of our revenues for the year ended December 31, 1998 to approximately 95% of our revenues for the year ended December 31, 2000.

         NATIONWIDE DATA PLATFORM. We currently provide Internet access infrastructure using remote access servers manufactured by Cisco and Nortel which we are deploying in our 41 supernodes, including ten in our existing Tier III markets. Supernodes are concentration points for high-speed connectivity to the Internet.

         Under the terms of our existing guaranteed revenue contracts, we provide the routing and ancillary equipment for each supernode, as well as data transport service from the incumbent local exchange carrier to our supernode location. Our customers pay us a fixed price per port and compensate us for certain expenses, including space, power and transport, that we may incur above an agreed level. This structure provides highly predictable revenues and costs over the life of each contract, currently ranging from 42 to 51 months. These contracts began generating revenues during the third quarter of 2000. Revenues will continue to increase as the contracts are phased in through the third quarter of 2001. These contracts started providing positive margins beginning with the commencement of revenues in the third quarter of 2000.

         We purchased approximately $134.4 million of equipment (the "KMC Funding V Equipment") relating to these contracts during the first quarter of 2000. We sold this equipment to General Electric Credit Corporation and CIT Lending Services Corporation, and leased it back from them, during the second quarter of 2000. We purchased an additional $168.6 million of equipment (the "KMC Funding Equipment") relating to these contracts during the second quarter of 2000 and signed an agreement in November 2000 with Dresdner Kleinwort Benson North American Leasing, Inc. to finance this equipment by means of a 48 month term loan. In March 2001, we entered into two financing transactions (the "KMC Funding V Monetization" and the "KMC Funding Monetization," respectively) and repaid the remaining balance on this term loan and exercised our purchase option on the KMC Funding V Equipment under the operating lease. See "--Liquidity and Capital Resources" below for a detailed description of these transactions.

The table below provides selected key operational and financial data on a consolidated basis as of the following dates:


                                                                          Quarter Ended
                                       ----------------------------------------------------------------------
                                       December        March 31,      June 30,      September      December
                                       31, 1999           2000          2000        30, 2000       31, 2000
                                       --------       ----------    ----------    ----------    -------------
Tier III operational markets....             34             35            35              35             37
Route miles.....................          1,475          1,724         1,989           2,178          2,285
Fiber miles.....................         94,119        110,335       122,376         134,952        140,988
Collocations....................             81            111           124             125            134
Customers.......................          6,060          7,305         8,513           9,990         11,602
Total buildings connected.......          4,108          5,615         7,088           9,085          9,745
Total lines in service..........        318,031        480,079       767,992       1,865,390      2,284,375

On-network revenues(a)(b).......           87%            88%           93%            96%             97%
Resale revenues(a)(c)...........           13%            12%            7%             4%              3%


--------
(a)  As a percentage of total revenues.
(b) On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated line.
(c) Resale revenues are generated when traffic is carried completely on the incumbent local exchange carriers' facilities.

         REVENUE. Our revenue is derived from the sale of local switched services, long distance services, Centrex-type services, private line services, special access services and Internet access infrastructure. In prior years, a significant portion of our revenue was derived from the resale of switched services. We have transitioned the majority of our customers on-network and as a result the portion of our revenue related to the resale of switched services has decreased from 63% of total revenue for the year ended 1998 to 5% of total revenue for the year ended 2000.

         RECIPROCAL COMPENSATION. We recognized reciprocal compensation revenue of approximately $9.7 million, or 15.1% of our total revenue for 1999 and approximately $18.2 million or 8.7% of our total revenue for the year ended
December 31, 2000. In May 2000, we reached a resolution of our claims for payment of certain reciprocal compensation charges, previously disputed by BellSouth Corporation. Under the agreement, BellSouth made a one-time payment that resolved all amounts billed through March 31, 2000. In addition, we agreed with BellSouth on future rates for reciprocal compensation, setting new contractual terms for payment. Our prior agreement with BellSouth provided for a rate of $.009 per minute of use for reciprocal compensation. Under the terms of the new agreement, the rates for reciprocal compensation which will apply to all local traffic, including ISP-bound traffic, will decrease over time. The reduction will be phased in over a three-year period beginning with a rate of $.002 per minute of use until March 31, 2001, $.00175 per minute of use from April 1, 2001 through March 31, 2002 and $.0015 per minute of use from April 1, 2002 through March 31, 2003.

         In March 2001, we filed a formal complaint against Southwestern Bell Telephone Company with the Kansas Corporation Commission seeking payment of past due reciprocal compensation for calls to Internet service providers. We cannot predict the outcome of this proceeding.

         We are currently pursuing resolution of this issue with other incumbent local exchange carriers. Our goal is to reach mutually acceptable terms for both outstanding and future reciprocal compensation amounts for all traffic. We cannot assure you that we will reach new agreements with these carriers on favorable terms

         As of December 31, 2000, we have provided reserves which we believe are sufficient to cover any amounts which may not be collected, but we cannot assure you that this will be the case. Our management will continue to consider the circumstances surrounding this dispute periodically in determining whether additional reserves against unpaid balances are warranted.

         OPERATING EXPENSES. Our principal operating expenses consist of network operating costs, selling, general and administrative expenses, stock option compensation expense and depreciation and amortization. Network operating costs include charges from termination and unbundled network element charges; charges from incumbent local exchange carriers for resale services; charges from long distance carriers for resale of long distance services; salaries and benefits associated with network operations, billing and information services and customer care personnel; franchise fees and other costs. Network operating costs also include a percentage of both our intrastate and interstate revenues which we pay as universal service fund charges. National data platform operating expenses include space, power, transport, maintenance, staffing, sales, general and administrative and rental expenses under our operating lease agreements. Certain of these costs are passed through to the carrier customer which allows us to limit our maintenance and servicing costs to predetermined levels, and to receive additional revenues for any costs incurred in excess of such predetermined levels. Selling, general and administrative expenses consist of sales personnel and support costs, corporate and finance personnel and support costs and legal and accounting expenses. Depreciation and amortization includes charges related to plant, property and equipment and amortization of intangible assets, including franchise acquisition costs. Depreciation and amortization expense will increase as we place additional equipment into service expanding our existing networks.

         INTEREST EXPENSE. Interest expense includes interest charges on our senior notes, senior discount notes, our senior secured credit facilities and our Internet infrastructure equipment financings. Interest expense also includes amortization of deferred financing costs.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUE. Revenue increased 225% from $64.3 million for 1999 to $209.2 million for 2000. This increase is attributable to the fact that our Tier III Market business derived revenues from 37 markets during 2000 compared to 23 markets during most of 1999 as well to the fact that our Nationwide Data Platform business began to generate revenues for the first time in the third quarter of 2000. In addition, each of our Tier III markets that generated revenues during 1999 generated increased revenues during 2000.

         On-network local switched services, long distance services, Centrex-type services, private line services, special access services and Internet access infrastructure revenues ("On-network revenues") represented 95% of total revenue in 2000, compared to 69% of total revenue in 1999; while revenue derived from the resale of switched services ("Resale revenue") represented 5% and 31% of total revenue, respectively, during those periods. On-network revenues include revenues derived from services provided through direct connections to our own networks, services provided by means of unbundled network elements leased from the incumbent local exchange carrier and services provided by dedicated line. In addition, we recognized reciprocal compensation revenue of approximately $18.2 million or 8.7% of our total revenue for the year 2000.

         NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense, increased 108% from $81.7 million for 1999 to $169.6 million for 2000. This increase of $87.9 million is due primarily to the increase in the number of markets in which we operated in 2000 as compared to 1999 combined with expenses related to the startup of our Nationwide Data Platform business in the third quarter of 2000. The components of this increase are $48.3 million in direct costs associated with our Tier III Market and Nationwide Data Platform businesses which provide on-network services, including leasing unbundled network elements, and resale services, $18.0 million in personnel costs, $7.3 million in network support services, $5.4 million in consulting and professional services costs, $2.7 million in telecommunications costs and $6.2 million in other direct operating costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense, increased 92% from $84.4 million for 1999 to $162.3 million in 2000. This increase of $77.9 million is due primarily to the increase in the number of markets in which we operated in 2000 as compared to 1999 as well as to the fact that our Nationwide Data Platform business commenced operations for the first time in the third quarter of 2000. The components of this increase are $38.0 million in personnel costs, $11.0 million in professional costs, $5.7 million in facility costs, $3.2 million in telecommunications costs and $2.4 million in travel related costs, as well as increases in other marketing and general and administrative costs aggregating approximately $17.6 million, including amounts related to our arrangement with KNT.

         STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, in aggregate increased 16% from $29.8 million in 1999 to $34.6 million for 2000. This increase is due primarily to an increase in the estimated fair value of our common stock, as well as the grant of additional option awards during 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 162% from $29.1 million for 1999 to $76.1 million for 2000. This increase is due primarily to depreciation expense associated with the greater number of networks in commercial operation during 2000.

         INTEREST INCOME. Interest income increased 36% from $8.7 million in 1999 to $11.8 million in 2000. The increase is due primarily to larger average cash, cash equivalent and restricted cash balances during 2000 as compared to 1999, as well as receiving interest at a higher average rate.

         INTEREST EXPENSE. Interest expense increased 97% from $69.4 million in 1999 to $136.4 million in 2000. Of this increase, $49.2 million is related to higher borrowings under our senior secured credit facilities, $15.1 million is attributable to the fact that our $275 million of 13 1/2% senior notes, issued in May 1999, were outstanding throughout all of 2000, $4.9 million is due to accretion and amortization of financing costs on our senior discount notes and $1.6 million is due to our Nationwide Data Platform business. The individual increases above were offset by a $3.8 million increase in capitalized interest related to network construction projects which increased from $6.6 million during 1999 to $10.4 million during 2000.

         NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. For the reasons stated above, net loss before cumulative effect of change in accounting principle increased from $225.7 million for 1999 to $358.0 million for 2000.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUE. Revenue increased 187% from $22.4 million for 1998 to $64.3 million for 1999. This increase is primarily attributable to revenues derived from 23 markets we serviced during 1999, as compared to 1998 when we derived revenues from only 8 markets during the entire year, and began to derive revenues from 14 additional markets during the fourth quarter of 1998. In addition, each of our markets that generated revenues during 1998 generated increased revenues during 1999.

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

         Although incumbent local exchange carriers, such as BellSouth (prior to our May 2000 settlement with them), have generally withheld payments of amounts due for reciprocal compensation to competitive local exchange carriers like us for calls to Internet service providers and disputed the entitlement of competitive local exchange carriers to reciprocal compensation for such calls in jurisdictions other than Louisiana as well, we have determined to continue to recognize amounts due to us for reciprocal compensation for such calls in jurisdictions other than Louisiana and South Carolina (which is the only other jurisdiction in which we currently operate that has adopted a similar position) because we have concluded, based upon all of the facts and circumstances, including numerous state public service commissions and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of such amounts is reasonably assured.

         Revenue for 1998 and 1999 included $14.2 million and $19.7 million, respectively, derived from resale services and an aggregate of $8.2 million and $44.6 million (including, after giving effect to the third quarter 1999 $4.4 million adjustment for Louisiana, $9.7 million of revenue related to reciprocal compensation during 1999), respectively, of revenue derived from on-network services. Resale services represented 63% of revenue in 1998 and 31% of revenue in 1999.

         NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense, increased 195% from $27.7 million in 1998 to $81.7 million in 1999. This increase of $54.0 million was due primarily to the increase in the number of markets in which we operated in 1999. The components of this increase are $27.7 million in direct costs associated with providing on-network services, including leasing unbundled network elements, and resale services, $14.3 million in personnel costs, $4.2 million in network support services, $5.1 million in consulting and professional services costs, $600,000 in facility costs, $900,000 in travel costs and $1.2 million in telecommunications and other direct operating costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense, increased 147% from $34.2 million in 1998 to $84.4 million in 1999. This increase of approximately $50.2 million resulted primarily from increases of $25.4 million in personnel costs, $5.1 million in professional costs, $3.4 million in travel related costs, as well as increases in other marketing and general and administrative costs aggregating approximately $16.3 million. These increases were due primarily to the greater number of networks in commercial operation during 1999.

         STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense, a non-cash charge, increased 320% from an aggregate of $7.1 million for 1998 to $29.8 million for 1999. This increase primarily resulted from an increase in the estimated fair value of our common stock, as well as the grant of additional option awards during 1999.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $9.3 million for 1998 to $29.1 million for 1999, primarily as a result of depreciation expense associated with the greater number of networks in commercial operation during 1999.

         OTHER EXPENSE. During the second quarter of 1999, we recorded a $4.3 million charge to other expense in connection with an unfavorable arbitration award. The net amount due under the terms of the award was paid in full in June 1999.

         INTEREST INCOME. Interest income remained consistent from $8.8 million in 1998 to $8.7 million in 1999.

         INTEREST EXPENSE. Interest expense increased from $29.8 million in 1998 to $69.4 million in 1999. Of this increase, $23.3 million is attributable to the fact that our $275 million of 13 1/2% senior notes were issued in May 1999, $10.9 million is attributable to higher borrowings under our senior secured credit facility and $6.9 million is attributable to increased accretion year over year on our senior discount notes. The individual increases above were offset by a $1.5 million increase in capitalized interest related to network construction projects from $5.1 million during 1998 to $6.6 million during 1999.

          NET LOSS. For the reasons stated above, net loss increased from $76.8 million for 1998 to $225.7 million for 1999.


STOCK COMPENSATION PLAN

         During 1996 and 1997, one of our principal operating subsidiaries granted options to purchase shares of its common stock pursuant to its 1996 Stock Plan. On June 26, 1998, our board of directors adopted the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates which authorizes the grant of options to purchase shares of our common stock and replaced our 1996 Stock Plan. During the third quarter of 1998, we replaced the options to purchase shares of common stock previously granted under the 1996 Stock Plan, with options to purchase shares of our common stock granted under the 1998 Stock Plan. We also granted new options to some additional employees. Upon cancellation of the outstanding options under the 1996 Stock Plan, we reversed all compensation expense previously recorded with respect to those options. Additionally, to the extent the fair value of our common stock exceeded the exercise price of the options granted under the 1998 Stock Plan, we recognized compensation expense related to such options to the extent vested. The net effect of the cancellation of the options outstanding under the 1996 Stock Plan and the grant of options under the 1998 Stock Plan resulted in a credit to compensation expense of approximately $600,000 in 1998.

         Some of the provisions in the stock option awards granted under the 1998 Stock Plan will necessitate that the awards be treated as variable stock compensation awards pursuant to Accounting Principles Board Opinion No. 25. Accordingly, compensation expense will be charged or credited periodically through the date of exercise or cancellation of such stock options, based on changes in the value of our stock as well as the vesting schedule of such options. These compensation charges or credits are non-cash in nature, but could have a material effect on our future reported net income (loss).

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred significant operating and net losses as a result of the development and operation of our networks. We expect that such losses will continue as we emphasize the development, construction and expansion of our networks and build our customer base. As a result, we do not expect there to be any cash provided by operations in the near future. We will also need to fund the expansion of our networks and our capital expenditures related to our nationwide data platform business. We have financed our operating losses and capital expenditures with equity invested by our founders, preferred stock placements, credit facility borrowings, equipment loans, operating leases, monetizations and our 12 1/2% senior discount notes and 13 1/2% senior notes.

         During the first quarter of 2000, we amended, restated and combined our prior senior secured credit facility and our prior Lucent facility in a single $700.0 million facility. Under this amended senior secured credit facility, our subsidiaries which own our 37 existing networks are permitted to borrow up to an aggregate of $700.0 million, subject to certain conditions, for the purchase of fiber optic cable, switches and other telecommunications equipment and, once certain financial conditions are met, for working capital and other general corporate purposes.

         During the quarter ended June 30, 2000, our subsidiary, KMC Telecom, IV, Inc., closed a new senior secured term loan from Lucent Technologies Inc. Proceeds from this loan were to be used to purchase or install Lucent products. This loan agreement was subsequently terminated by both parties and the equipment purchased under it was returned to Lucent.

         In July 2000, we issued shares of Series G Convertible Preferred Stock to Lucent Technologies, Dresdner Kleinwort Benson Private Equity Partners, CIT Lending Services, Nassau Capital Partners and Harold N. Kamine, our Chairman, for aggregate gross proceeds of $182.5 million (See Note 7, "Redeemable and Nonredeemable Equity-SERIES G PREFERRED STOCK," of the Notes to Consolidated Financial Statements included in Item 8 of this Report on Form 10-K). The Series G Convertible Preferred Stock has an aggregate liquidation preference of $182.5 million and an annual cumulative dividend equal to 7% of the liquidation preference. Payment of the unpaid dividends is triggered by an initial public offering in which we receive aggregate gross proceeds of at least $80.0 million or a merger, consolidation or sale of substantially all of our assets. In such event, we may elect to pay these dividends with additional shares of our common stock.

         In March 2001, we entered into a financing transaction (see Note 18, "Subsequent Events-KMC FUNDING MONETIZATION," of the Notes to Consolidated Financial Statements included in Item 8 of this Report on Form 10-K) that resulted in us receiving unrestricted gross proceeds of $325.0 from a secured loan. The KMC Funding Monetization is secured by the future cash flows from our Nationwide Data Platform business contract that was entered into in June 2000 (see Note 9, "Significant Contracts and Customers," of the Notes to Consolidated Financial Statements included in Item 8 of this Report on Form 10-K). The KMC Funding Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. We retain the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). We realized net proceeds of approximately $145.5 million after using the proceeds to pay off the 48 month term loan we obtained pursuant to our November 2000 agreement with Dresdner Kleinwort Benson North American Leasing, Inc. to finance our acquisition of the KMC Funding Equipment (see Note 5, "Long-Term Debt - KMC FUNDING INTERNET INFRASTRUCTURE EQUIPMENT FINANCING," of the Notes to Consolidated Financial Statements included in Item 8 of this Report on Form 10-K), as well as to pay any financing fees and expenses related to the monetization.

         In March 2001, we entered into a financing transaction (see Note 18, "Subsequent Events-KMC FUNDING V MONETIZATION," of the Notes to Consolidated Financial Statements included in Item 8 of this Report on Form 10-K) that resulted in us receiving unrestricted gross proceeds of $225.4 million from a secured loan. The KMC Funding V Monetization is secured by the future cash flows from our Nationwide Data Platform business contract that was entered into in March 2000 (see Note 9, "Significant Contracts and Customers," of the Notes to Consolidated Financial Statements included in Item 8 of this Report on Form 10-K). The KMC Funding V Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. We retain the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). We realized net proceeds of approximately $125.5 million after using the proceeds to exercise our purchase option with respect to the KMC Funding V Equipment which we were leasing from GECC and CIT Lending Services Corporation under an operating lease, as well as to pay any financing fees and expenses related to the monetization.

         In March 2001, we purchased approximately $65.0 million of Voice over Internet Protocol equipment in association with entering into an agreement with Qwest (see Note 18, "Subsequent Events - VOIP EQUIPMENT CONTRACT," of the Notes to Consolidated Financial Statements included in Item 8 of this Report on Form 10-K). We expect to enter into a financing transaction to fund the cost of this equipment; however, we can give no assurances that we will be able to obtain such financing.

         In April 2001, we further amended our amended senior secured credit facility. The aggregate amount of the facility remains at $700.0 million and funds are available under it for the same purposes. The primary changes effected by the amendment were (i) changes to certain of the financial covenants to reflect changes in the Company's business since the amended senior secured credit facility was entered into and to permit continued compliance with those covenants by the borrowers in accordance with its revised business plan, (ii) to conform the repayment schedules of both term loans and the revolving loan, (iii) to require the borrowers to make an aggregate of $100 million in prepayments on the loans in accordance with an agreed schedule, (iv) to require the Company to use a portion of the proceeds of future equity issuances in excess of a cumulative $200.0 million to make additional prepayments on the loans, (v) to require the Company to use agreed upon portions of the proceeds from certain sales of assets to make additional prepayments on the loans, (vi) to require the Company to use agreed upon portions of the excess cash flows from its Nationwide Data Platform business to make additional capital contributions to the borrowers, (vii) to require the Company to restructure those of its subsidiaries involved in its Nationwide Data Platform business under a single subsidiary holding company, the shares of which will be pledged as additional collateral for KMC Holding's obligations under its guaranty of the amended senior secured credit facility, and (viii) to increase the interest rate. In connection with the amendment, the lenders also waived failures by the borrowers to comply with certain of the prior financial covenants as of March 31, 2001, and the Company made aggregate capital contributions to the borrowers of $200.0 million. In addition, the collateral for KMC Holdings' guaranty of the facility was expanded to include substantially all of the assets of KMC Holdings. For a more detailed discussion of this amendment see Note 18, "Subsequent Events - AMENDMENT TO AMENDED SENIOR SECURED CREDIT FACILITY," included in Item 8 of this Report on Form 10-K.

         As of March 30, 2001, we had $656.2 million and $550.4 million of indebtedness outstanding under the amended senior secured credit facility and the combined KMC Funding V Monetization and KMC Funding Monetization,
respectively. Subject to certain conditions, as of that date we had an additional $43.8 million in borrowing capacity available under the amended senior secured facility. The KMC Funding V Monetization and KMC Funding Monetization were both fully drawn at that date.

         Net cash provided by financing activities from borrowings and equity issuances was $659.4 million and our net cash used in operating and investing activities was $635.4 million for the year ended December 31, 2000.

         We made capital expenditures of $161.8 million in 1998, $440.7 million in 1999, and $457.7 million in 2000. Of the total capital expenditures for 2000, $280.7 million was related to the Tier III Markets business segment and $177.0 million was for the Nationwide Data Platform business segment. As of March 30, 2001, we had outstanding purchase commitments aggregating approximately $32.2 million related to the purchase of fiber optic cable and telecommunications equipment under our agreements with certain suppliers and service providers. We currently anticipate capital expenditures to be approximately $120.0 million for the Tier III Markets business for 2001. It is our intention that capital expenditures for the Nationwide Data Platform business will be financed separately and therefore will not affect our current liquidity position. The majority of the Tier III Market expenditures are expected to be made for network expansion to facilitate the offering of our services. We expect to continue to incur operating losses while we expand our business and build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

         We believe that our cash and borrowings available under the amended senior secured credit facility will be sufficient to meet our liquidity needs to fund operating losses and capital expenditure requirements for all of our 37 Tier III markets, our current Nationwide Data Platform contracts and other existing commitments into the second quarter of 2002.

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

         We believe that the present market prices of our 12 1/2% senior discount notes and our 13 1/2% senior notes represent an opportunity for us to reduce our long-term debt. Accordingly, our subsidiaries have recently made, and may in the future make, purchases of senior discount notes and/or senior notes in the open market from time to time at then prevailing market prices. Certain of our officers and directors may also make purchases for their own account. We may utilize a portion of our unrestricted cash to pay for any purchases of senior discount notes or senior notes that we may make.

CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE RESULTS

     WE HAVE A LIMITED OPERATING HISTORY AND HAVE INCURRED SIGNIFICANT NEGATIVE CASH FLOW FROM OPERATIONS AND SIGNIFICANT NEGATIVE EBITDA SINCE INCEPTION

         We commenced material operations in 1996 and, as a result, we have a limited operating history and limited revenues. We have only recently completed the process of building many of our networks. Accordingly, you will have limited historical financial information upon which to base your evaluation of our business. Our prospects for financial and operational success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.

         In connection with the expansion of our networks we have incurred and expect to continue to incur significant negative cash flow from operations while we expand our business and build our customer base. Our negative cash flow and negative EBITDA have increased in each of the last five years. Our operating losses and cash used by operations will increase as a result of the continuation of our expansion strategy.

         For the year ended December 31, 2000, we had revenues of $209.2 million, negative cash flow from operations of $146.4 million and negative EBITDA of $157.2 million.

         We might not achieve or sustain profitability or at any time have sufficient resources to meet our capital expenditure and working capital requirements. We will need to significantly increase our revenues and cash flows to meet our debt service obligations.

     OUR FUTURE GROWTH MAY REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL

         Our current plans for expansion may require substantial additional cash from outside sources. We currently anticipate that our capital expenditures for 2001 will be approximately $120.0 million for the Tier III Markets business. It is our intention that capital expenditures for the Nationwide Data Platform business will be financed separately and therefore will not affect our current liquidity position. We will also have substantial net losses to fund and our substantial cash requirements will continue into the foreseeable future.

         Additional sources of financing may include:

        o    public or private equity or debt financings,

        o    capitalized leases, and

        o    other financing arrangements.

         Additional financing may not be available to us on acceptable terms, within the limitations contained in the documents relating to our indebtedness, or at all. Failure to obtain such additional financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures.

     WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, SIGNIFICANT DEBT SERVICE REQUIREMENTS AND REFINANCING RISKS

         As of March 31, 2001, we had approximately $1.8 billion of indebtedness outstanding. In addition, until February 15, 2003, our senior discount notes accrete in value instead of paying cash interest. At March 31, 2001, the carrying value of the notes was $350.8 million, which will accrete to a principal amount of $460.8 million as of February 15, 2003. Subsequently, we will be required to make semi-annual cash interest payments on these notes. Our substantial indebtedness could have important consequences. For example, it could:

        o     limit  our  ability  to obtain additional financing in the future,

        o require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the funds available to us for other purposes, including working capital and capital expenditures,

        o limit our flexibility in planning for, or reacting to changes in, our business or the industry in which we operate,

        o make us more highly leveraged than many, if not all, of our competitors, which could place us at a competitive disadvantage relative to our competitors that are less leveraged, and

        o increase our vulnerability in the event of a downturn in our business.

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

         The limitations contained in the documents under which our long-term debt was issued are subject to a number of important qualifications and exceptions. In particular, while the indentures applicable to our senior discount notes and our senior notes restrict our ability to incur additional indebtedness, they do permit us to incur an unlimited amount of purchase money indebtedness. If we incur new indebtedness, the related risks that we and our subsidiaries now face could intensify.

         Under our credit facilities, certain of our subsidiaries are required to meet a number of financial tests at the end of each quarter. In addition, these subsidiaries are required to prepay at least $100 million of indebtedness under those credit facilities prior to May 1, 2002. Failure to comply with these tests or to make the required prepayments could limit their ability to make further borrowings, or could result in a default under our credit facilities, allowing the lenders to accelerate the maturity of the loans made thereunder. Our subsidiaries might not be able to comply with these covenants in the future.

         If we fail to meet our obligations under the documents governing our indebtedness there could be a default on our indebtedness which would permit the holders of substantially all of our indebtedness to accelerate the maturity thereof.

         In connection with the build-out of our networks and expansion of our services, we recorded negative EBITDA and our earnings were insufficient to cover fixed charges for 1998, 1999 and 2000. After giving effect to the increase in interest expense resulting from the establishment of the forty-eight month term loan with Dresdner Kleinwort Benson North American Leasing Inc. which we entered into in November 2000 to purchase the KMC VI Equipment (and which was later repaid with a portion of the proceeds from the KMC Funding Monetization) and the termination of the KMC Telecom IV credit facility as if they occurred on January 1, 2000, our earnings would have been insufficient to cover fixed charges by $370.1 million for the year ended December 31, 2000. We might not be able to improve our earnings before fixed charges or EBITDA. If we do not, we will not be able to meet our debt service obligations.

     BECAUSE WE ARE A HOLDING COMPANY, WE WILL BE RELIANT ON FUNDS FROM OUR SUBSIDIARIES TO REPAY OUR INDEBTEDNESS AND OUR SUBSIDIARIES' CREDITORS MAY HAVE PRIORITY ON THOSE FUNDS

         We are a holding company whose sole material asset is the common stock of our subsidiaries. In connection with the amended senior secured credit facility, we have reaffirmed the pledge of all of the common stock of our operating subsidiaries that own our 37 existing networks to the lenders under the amended senior secured credit facility. These operating subsidiaries, which currently own substantially all of our operating assets related to our Tier III Markets business, are directly liable to the lenders under the amended senior secured credit facility. In addition, under a recent amendment to the amended senior secured credit facility, we will be required to pledge to the lenders all of the common stock of a subsidiary holding company which we will organize to hold all of the common stock of the operating subsidiaries through which we conduct our National Data Platform business.

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

     THERE ARE RISKS IN CONNECTION WITH OUR NATIONWIDE DATA PLATFORM BUSINESS

         We have entered into a number of guaranteed revenue contracts with carrier customers whereby we, as the local service provider, will provide data telecommunications services to these companies for approximately 42 to 51 months. At the present time we have commitments under these agreements to provide more than one million ports.

         To date, we have principally financed the capital cost of the equipment associated with the provision of this service. We are wholly dependent upon payment of fees under agreements with the carrier customers in order to fund the required financing.

         We do not have an option to renew or extend these agreements. In addition, given the rapid change in technology in the telecommunications industry, the equipment may be obsolete at the end of the term.

         Currently, more than 96% of the ports comprising our nationwide data platform are subject to our contracts with Qwest. Any failure by Qwest to make the contracted payments would have a material adverse effect on our business.

     OUR INDUSTRY IS EXTREMELY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE HAVE

         The telecommunications industry is extremely competitive, particularly with respect to price and service. We face competition in all of our markets, primarily from incumbent local exchange carriers. Generally, our incumbent local exchange carrier competitor is one of the regional Bell operating companies. The incumbent local exchange carriers:

        o    have long-standing relationships with their customers,

        o have financial, technical and marketing resources substantially greater than we have,

        o have the potential to fund competitive services with revenues from a variety of businesses, and

        o currently benefit from a number of existing regulations that favor these carriers.

         We do not believe that Tier III markets can profitably support more than two facilities-based competitors to the incumbent local exchange carrier. In several of our markets we face competition from two or more facilities-based competitive local exchange carriers. After establishing and funding a network in a given market, the marginal cost of carrying an additional call is negligible. Accordingly, in Tier III markets where there are three or more facilities-based competitive local exchange carriers, we expect substantial price competition. We believe that such markets may be unprofitable for one or more operators.

   Potential competitors in our markets include:

        o    microwave carriers,

        o    wireless telecommunications providers,

        o cable television companies, utilities, regional Bell operating companies seeking to operate outside their current local service areas,

        o    independent telephone companies, and

        o    large  long distance carriers, such as AT&T and MCI WorldCom, which
             have    begun   to   offer   integrated  local  and  long  distance
             telecommunications services.

Industry consolidation and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could also give rise to significant new competitors for us.

         A large portion of our Nationwide Data Platform business will be conducted in larger Tier I and Tier II markets. We expect that our primary competitors in this business will be both incumbent local exchange carriers and other competitive local exchange carriers. Because the regional Bell operating companies and other incumbent local exchange carriers tend to focus their efforts on Tier I and Tier II markets, they will have a significantly greater local presence in these markets. In addition, due to the larger size of the markets, there are a greater number of facilities-based competitive local exchange carriers competing for data business in these markets than we usually face in Tier III markets. For this reason, we generally will not enter these markets to offer nationwide data platform services unless we have a pre-existing agreement with a significant customer justifying our presence in the market.

         One of the primary purposes of the Telecommunications Act of 1996 is to promote competition, particularly in local markets. Recent regulatory initiatives allow competitive local exchange carriers like us to interconnect with incumbent local exchange carrier facilities. This provides increased business opportunities for us. However, these regulatory initiatives have been accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent local exchange carriers. If the incumbent local exchange carriers engage in increased volume and discount pricing practices or charge us increased fees for interconnection to their networks, or if the incumbent local exchange carriers delay implementation of our interconnection to their networks, our business may be adversely affected.

         To the extent we interconnect with and use incumbent local exchange carrier networks to serve our customers, we are dependent upon their technology and capabilities. The Telecommunications Act imposes interconnection obligations on incumbent local exchange carriers, but we cannot assure you that we will be able to obtain the interconnections we require at desirable rates, terms and conditions. In the event that we experience difficulties in obtaining appropriate and reasonably priced service from the incumbent local exchange carriers, our ability to serve our customers would be impaired.

         Both the long distance and data transmission businesses are extremely competitive. Prices in both businesses have declined significantly in recent years and are expected to continue to decline. Our long distance services face competition from large carriers such as AT&T, MCI WorldCom and Sprint. We will rely on other carriers to provide transmission and termination for our long distance traffic and therefore will be dependent on such carriers.

         Although we expect to experience declining prices and increasing price competition, we might not be able to achieve or maintain adequate market share or revenue, or compete effectively, in any of our markets.

     INCUMBENT  LOCAL  EXCHANGE  CARRIERS  HAVE  DISPUTED  THE  ENTITLEMENT   OF
COMPETITIVE LOCAL EXCHANGE CARRIERS TO RECIPROCAL COMPENSATION FOR CERTAIN CALLS TO INTERNET SERVICE PROVIDERS

         In most states in which we provide services, our arrangements with the incumbent local exchange carriers provide that every time a customer of an incumbent local exchange carrier connects to an Internet service provider that is one of our customers, we are entitled to receive payment from the incumbent local exchange carrier. This payment is called "reciprocal compensation." The incumbent local exchange carriers have objected to making reciprocal compensation payments and are seeking to have this changed by legislation, regulation and litigation. The incumbent local exchange carriers have threatened to withhold, and in many cases have withheld, reciprocal compensation for such calls. We recognized reciprocal compensation revenue of approximately $18.2 million or 8.7% of our revenue, related to these calls for the year ended December 31, 2000. As of December 31, 2000, the receivable related to these calls was approximately $7.2 million.

         In May 2000, we reached a resolution of our claims for payment of certain reciprocal compensation charges previously disputed by BellSouth
Corporation. Under the agreement, BellSouth made a one-time payment that resolved all amounts billed through March 31, 2000. In addition, we agreed with BellSouth on future rates for reciprocal compensation, setting new contractual terms for payment. Our prior agreement with BellSouth provided for a rate of $.009 per minute of use for reciprocal compensation. Under the terms of the new agreement, the rates for reciprocal compensation which will apply to all local traffic, including Internet service provider-bound traffic, will decrease over time. The reduction will be phased in over a three year period beginning with a rate of $.002 per minute of use until March 31, 2001, $.00175 per minute of use from April 1, 2001 through March 31, 2002 and $.0015 per minute of use from April 1, 2002 through March 31, 2003.

         In March 2001, we filed a formal complaint against Southwestern Bell Telephone Company with the Kansas Corporation Commission seeking payment of past due reciprocal compensation for calls to Internet service providers. We cannot predict the outcome of this proceeding.

         We are currently pursuing resolution of this issue with other incumbent local exchange carriers. Our goal is to reach mutually acceptable terms for both outstanding and future reciprocal compensation amounts for all traffic. We cannot assure you that we will reach new agreements with these carriers on favorable terms; nor can we assure you that changes in legislation or regulation will not adversely affect our ability to collect reciprocal compensation.

     WE RELY ON INCUMBENT LOCAL EXCHANGE CARRIERS FOR INTERCONNECTION AND PROVISIONING

         Although the incumbent local exchange carriers are legally required to "unbundle" their network into discrete elements and permit us to purchase only the network elements we need to originate and terminate our traffic, thereby decreasing operating expenses, we cannot assure you that this unbundling will be timely or result in favorable prices. We cannot service a new customer unless the incumbent local exchange carrier sends a technician to physically alter its network (known as provisioning). We have experienced delays in provisioning unbundled network elements from incumbent local exchange carriers in the past and these delays have hampered our revenue growth. These delays may continue to occur.

         In  January   1999,   the   Supreme   Court   overturned   the  Federal
Communications Commission's rules regarding which network elements must be unbundled by the incumbent local exchange carriers, and remanded to the Federal Communications Commission the question of which network elements are "necessary" to competing carriers like us. The Supreme Court also remanded several issues to the U.S. Court of Appeals for the 8th Circuit for further consideration.

         On November 5, 1999, the Federal Communications Commission issued an order establishing the network elements that must be offered by incumbent local exchange carriers as unbundled network elements. The Federal Communications

Commission required that most, but not all, of the network elements specified in its initial order, as well as some new network elements not included on the original list, be made available by incumbent local exchange carriers. The Federal Communications Commission also changed the obligation of incumbent local exchange carriers to provide certain combinations of network elements. Various parties have sought reconsideration and filed appeals of the Federal Communications Commission's order. Those appeals and petitions are pending and there can be no assurance as to their ultimate outcome.

         On July 18, 2000, the U.S. Court of Appeals for the 8th Circuit issued a decision in which it upheld the Federal Communication Commission's use of a forward-looking methodology to establish prices for network elements, but the Court vacated the agency's rule that the methodology applied should be based on the use of the most efficient telecommunications technology currently available and the lowest cost network configuration. Rather, the Court held that the methodology must be applied based on the costs of the incumbent local exchange carriers' existing facilities and equipment. The issue was remanded to the Federal Communications Commission for further consideration. The Court's ruling is currently under review by the U.S. Supreme Court. A decision by the Supreme Court is expected in the Court's fall 2001 term. We are unable to provide assurances as to the outcome of the Supreme Court case or of the remand proceeding that must be conducted by the Federal Communications Commission.

         The 8th Circuit also affirmed its prior decision to vacate the Federal Communications Commission rule that required incumbent local exchange carriers to provide combinations of network elements that are not ordinarily combined in their networks. The Court's decision keeps in place the system whereby carriers cannot obtain network element combinations unless the incumbent local exchange carrier has already combined the elements in its network today. The Supreme Court is currently reviewing this issue as well as the pricing issue described above.

     WE MUST COMPLETE THE INSTALLATION OF OUR CUSTOMER SERVICE SYSTEMS

         Sophisticated information and processing systems are vital to our growth and our ability to monitor costs, bill customers, provision customer orders and achieve operating efficiencies. Initially, our billing and information systems were designed largely in-house with partial reliance on third-party vendors. These systems generally met our needs due in part to our low volume of bills and orders. As we have expanded our services and our customer base, the need for sophisticated billing and information systems has increased significantly. We have embarked upon a program to implement a full suite of order management, customer service, billing and financial applications. These applications include electronic order tracking software developed by Eftia OSS Solutions Inc., providing comprehensive billing functions developed by Billing Concepts Systems, Inc./APTIS, Inc. and financial software developed by PeopleSoft, Inc. The installation of the operational support systems has been substantially completed with development and expansion to continue as needed. The initial installation of the new billing and financial systems was completed during the second quarter of 1999. Additional development of the billing and financial systems will be phased in over time as needed. Our failure to:

        o     implement the new operational support systems on a timely basis,

        o adequately identify all of our information and processing needs, or

        o     upgrade our systems as necessary,

could have a material adverse effect on our business.


     THERE ARE RISKS IN PROVIDING LONG DISTANCE SERVICES

         We enter into wholesale agreements with long distance carriers to provide us with long distance transmission capacity. These agreements typically provide for the resale of long distance services on a per minute basis (some with minimum volume commitments or volume discounts). The negotiation of these agreements involves estimates of future supply and demand for long distance telecommunications transmission capacity, as well as estimates of the calling pattern and traffic levels of our future long distance customers. Should we fail to meet our minimum volume commitments, if any, pursuant to these agreements, we may be obligated to pay underutilization charges or we may lose the benefit of all or a portion of the volume discounts we have negotiated. Likewise, we may underestimate our need for long distance facilities and therefore be required to obtain the necessary transmission capacity in "spot markets" which are often more expensive than longer term contracts. We cannot assure you that we will acquire long distance capacity on favorable terms or that we can accurately predict long distance prices and volumes so that we can generate favorable gross margins from our long distance business.

     WE ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION WHICH MAY CHANGE IN AN ADVERSE MANNER

         Our networks and the provision of switched and private line services are subject to significant regulation at the federal, state and local levels. The telecommunications industry in general, and the competitive local exchange carrier industry in particular, are undergoing substantial regulatory change and uncertainty. We cannot assure you that future regulatory, judicial or legislative changes, or other regulatory activities, will not have a material adverse effect on our business. For a further discussion of regulatory issues see Item 1 - "Business--Regulation" of this Report on Form 10-K.

     WE WILL BE DEPENDENT UPON KNT NETWORK TECHNOLOGIES LLC FOR OUTSIDE NETWORK RELATED CONSTRUCTION AND MAINTENANCE SERVICES

         We are currently in negotiations to complete the transfer of our construction division to KNT Network Technologies, LLC, a company independently owned by Harold N. Kamine and Nassau Capital, our principal stockholders. Pursuant to an arrangement between the parties, effective June 1, 2000, we transferred substantially all of the employees of our construction division to KNT. KNT is providing construction and maintenance services to us and is being reimbursed for all of the direct costs of these activities. In addition, we are currently funding substantially all of KNT's general overhead and administrative costs at an amount not to exceed $15 million per annum. We will be dependent upon KNT for performance of our network related construction needs.

     WE ARE DEPENDENT ON AGREEMENTS WITH THIRD PARTIES FOR OUR RIGHTS-OF-WAY AND FRANCHISES

         We must obtain easements, rights-of-way, entry to premises, franchises and licenses from various private parties, actual and potential competitors and state and local governments in order to construct and operate our networks, some of which may be terminated upon 30 or 60 days' notice to us. We cannot assure you that we will obtain rights-of-way and franchise agreements on acceptable terms or that current or potential competitors will not obtain similar rights-of-way and franchise agreements that will allow them to compete against us. If any of our existing franchise or license agreements were terminated or not renewed and we were forced to remove our fiber optic cables or abandon our networks in place, such termination could have a material adverse effect on our business. Our agreements for rights-of-way and similar matters generally require us to indemnify the party providing such rights. Such indemnities could make us liable for actions (including negligence of the other party).

     THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE

         The telecommunications industry is subject to rapid and significant changes in technology, and we must rely on third parties for the development of and access to new technology. We cannot predict the effect of technological changes on our business. For example, Voice over Internet Protocol technology is not currently being used to any material extent for many of the purposes for which we believe it will in the future. There may be significant obstacles in implementing Voice over Internet Protocol for these purposes. We believe our future success will depend, in part, on our ability to anticipate or adapt to these changes and to offer, on a timely basis, services that meet customer demands. In particular, service offerings in the data transmission sector of the industry are expanding rapidly. We may not be able to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customers' demands.

     THE FUTURE SUCCESS OF OUR BUSINESS DEPENDS UPON KEY PERSONNEL

         We believe that the efforts of a number of key management and operating personnel will largely determine our success and the loss of any of such persons could adversely affect us. We do not maintain so-called "key man" insurance on any of our personnel. We have employment agreements with Mr. Lenahan, our Chief Executive Officer, Mr. Young, our President and Chief Operating Officer, and Mr. Stewart, our Chief Financial Officer, which expire at various times from March

2003 through April 2005. Our success will also depend in part upon our ability to hire and retain highly skilled and qualified operating, marketing, financial and technical personnel. The competition for qualified personnel in the telecommunications industry is intense and, accordingly, we may not be able to hire or retain necessary personnel.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risks relating to our operations result primarily from changes in interest rates. A substantial portion of our long-term debt bears interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. We are subject to the risk that market interest rates will decline and the interest expense due under the fixed rate debt will exceed the amounts due based on current market rates. We have entered into two interest rate swap agreements with commercial banks to reduce the impact of changes in interest rates on a portion of our outstanding variable rate debt. The agreements effectively fix the interest rate on $415.0 million of our outstanding variable rate borrowings under our amended senior secured credit facility due 2007. A $325.0 million interest rate swap agreement entered into in April 2000 terminates in April 2004 and a $90.0 million interest rate swap agreement entered into in June 2000 terminates in June 2005. For other information regarding the swap agreements, see Note 6, "Interest Rate Swap Agreements," of the Notes to Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.

         The  following  table  provides   information   about  our  significant
financial instruments that are sensitive to changes in interest rates (in millions):

                                     Fair Value
                                         on
                                      December                   Future Principal Payments
                                        31,        ----------------------------------------------------------------
                                        2000         2001       2002        2003       2004     2005    Thereafter      Total
                                     ----------    ---------  ---------  --------  ---------  -------- -----------   ----------

Long-Term Debt:
   Fixed Rate:
     Senior Discount Notes,
      interest payable at 12 1/2%,
      maturing 2008............      $   85.3      $     -    $     -    $     -   $     -    $     -  $  340.2      $   340.2
     Senior Notes, interest
      payable at 13 1/2%, maturing
      2009.....................         109.5            -          -          -         -          -     275.0          275.0
   Variable rate:
     Amended Senior Secured
      Credit Facility, interest
      variable (11.87% at
      December 31, 2000)(a)....         618.2            -         .6       54.5      99.9      136.5     326.7          618.2
     Internet Infrastructure
      Equipment Financing (8.75%
      at December 31, 2000)(a).         110.0         18.3       31.4       31.4      28.9          -         -          110.0
                                     ----------    ---------  ---------  --------  ---------  -------- -----------   ----------
Interest rate swaps:
     Variable rate for fixed rate       (13.2)           -          -          -         -          -         -              -
                                     ----------    ---------  ---------  --------  ---------  -------- -----------   ----------
        Total                        $  909.8      $  18.3    $  32.0    $  85.9   $ 128.8    $ 136.5  $  941.9      $ 1,343.4
                                     ==========    =========  =========  ========  =========  ======== ===========   ==========

-----------

(a) Interest is based on a variable rate, which at our option, is determined by either a base rate or LIBOR, plus, in each case, a specified margin.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following statements are filed as part of this Annual Report on Form 10-K:


                                                                                             FORM 10-K
                                                                                               PAGE NO.
                                                                                            ---------------

        Report of Independent Auditors.................................................             40

        Consolidated Balance Sheets as of December 31, 1999 and 2000...................             41

        Consolidated Statements of Operations for the years ended December 31, 1998,
           1999 and 2000...............................................................             42

        Consolidated Statements of Redeemable Equity for  the years ended December 31,
           1998, 1999 and 2000.........................................................             43

        Consolidated Statements of Nonredeemable Equity for the years ended December 31,
           1998, 1999 and 2000.........................................................             44

        Consolidated Statements of Cash Flows for the years ended December 31,
           1998, 1999 and 2000.........................................................             45

        Notes to Consolidated Financial Statements.....................................             46

        Independent Auditors' Report on Schedules......................................             79

        Schedule I - Condensed Financial Information of Registrant.....................             80

        Schedule II - Valuation and Qualifying Accounts................................             84


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
KMC Telecom Holdings, Inc.

         We have audited the consolidated balance sheets of KMC Telecom Holdings, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, redeemable equity, nonredeemable equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMC Telecom Holdings, Inc. as of December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
April 17, 2001

                           KMC TELECOM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                        DECEMBER 31
                                                                                            -------------------------------
                                                                                                 1999                2000
                                                                                            ------------        -----------
  ASSETS
  Current assets:
     Cash and cash equivalents..........................................................    $    85,966         $   109,977
     Restricted investments.............................................................         37,125              37,125
     Accounts receivable, net of allowance for doubtful accounts of $5,551 and
        $10,921 in 1999 and 2000, respectively..........................................         27,373              47,141
     Prepaid expenses and other current assets..........................................          1,375              14,888
                                                                                            ------------        ------------
  Total current assets..................................................................        151,839             209,131
  Long-term restricted investments......................................................         51,446              62,931
  Networks, property and equipment, net.................................................        639,324           1,021,684
  Intangible assets, net................................................................          3,602               3,835
  Deferred financing costs, net.........................................................         38,816              32,766
  Other assets..........................................................................          1,013                 928
                                                                                            ------------        ------------
                                                                                            $   886,040         $ 1,331,275
                                                                                            ============        ============
  LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY (DEFICIENCY)
  Current liabilities:
     Accounts payable...................................................................    $   167,490         $   180,803
     Accrued expenses...................................................................         37,047              73,605
     Deferred revenue...................................................................          4,309              17,839
                                                                                            ------------        ------------
  Total current liabilities.............................................................        208,846             272,247
  Notes payable.........................................................................        235,000             728,173
  Senior notes payable..................................................................        275,000             275,000
  Senior discount notes payable.........................................................        301,137             340,181
                                                                                            ------------        ------------
  Total liabilities.....................................................................      1,019,983           1,615,601

  Commitments and contingencies

  Redeemable equity:
     Senior redeemable,  exchangeable,  PIK preferred  stock, par value $.01 per share;  authorized:  630  shares in 1999 and  2000;  shares  issued  and outstanding:
         Series E, 65 shares in 1999 and 75 shares in 2000 ($74,954 liquidation
            preference).................................................................         50,770              61,992
         Series F, 44 shares in 1999 and 48 shares in 2000 ($47,866 liquidation
            preference).................................................................         41,370              50,568
     Redeemable cumulative convertible preferred stock, par value $.01 per share; 499 shares authorized; shares issued and outstanding:
         Series A, 124 shares in 1999 and 2000 ($12,380 liquidation preference).........         71,349             109,272
         Series C, 175 shares in 1999 and 2000 ($17,500 liquidation preference).........         40,301              72,701
     Redeemable  cumulative  convertible  preferred  stock,  par value  $.01 per share; 2,500 shares authorized; shares issued and outstanding:
          Series G-1, -0- shares in 1999 and 59 shares in 2000 ($19,900 liquidation
            preference).................................................................              -              19,435
          Series G-2, -0- shares in 1999 and 481 shares in 2000 ($162,600 liquidation
            preference).................................................................              -             158,797
     Redeemable common stock, shares issued and outstanding, 224 in 1999 and 2000.......         33,755              45,563
     Redeemable common stock warrants...................................................         12,925              16,817
                                                                                            ------------        ------------
  Total redeemable equity...............................................................        250,470             535,145
  Nonredeemable equity (deficiency):
    Common stock, par value $.01 per share; 4,250 shares authorized, issued and
       outstanding, 629 shares in 1999 and 637 shares in 2000...........................              6                   6
    Unearned compensation...............................................................         (9,163)            (16,608)
    Accumulated deficit.................................................................       (375,256)           (802,869)
                                                                                            ------------        ------------
  Total nonredeemable equity (deficiency)...............................................       (384,413)           (819,471)
                                                                                            ------------        ------------
                                                                                            $   886,040         $ 1,331,275
                                                                                            ============        ============

                             SEE ACCOMPANYING NOTES.



                                                           KMC TELECOM HOLDINGS, INC.
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               YEAR ENDED DECEMBER 31
                                                                 --------------------------------------------------
                                                                    1998                1999                2000
                                                                --------------      -------------       -----------


Revenue.......................................................  $     22,425        $    64,313         $   209,195

Operating expenses:
   Network operating costs:
       Non-cash stock option compensation expense.............           566              2,387               2,731
       Other network operating costs..........................        27,699             81,678             169,593
   Selling, general and administrative:
       Non-cash stock option compensation expense.............         6,514             27,446              31,840
       Other selling, general and administrative..............        34,171             84,434             162,275
   Depreciation and amortization..............................         9,257             29,077              76,129
                                                                --------------      -------------       ------------
Total operating expenses......................................        78,207            225,022             442,568
                                                                --------------      -------------       ------------

Loss from operations..........................................       (55,782)          (160,709)           (233,373)

Other expense.................................................           --              (4,297)                 --
Interest income...............................................         8,818              8,701              11,784
Interest expense..............................................       (29,789)           (69,411)           (136,393)
                                                                --------------      -------------       -------------
Net loss before cumulative effect of change in accounting
      principle...............................................       (76,753)          (225,716)           (357,982)
Cumulative effect of change in accounting principle...........            --                 --              (1,705)
                                                                --------------      -------------       -------------
Net loss......................................................       (76,753)          (225,716)           (359,687)
Dividends and accretion on redeemable preferred stock.........       (18,285)           (81,633)            (94,440)
                                                                --------------      -------------       -------------
Net loss applicable to common shareholders....................  $    (95,038)       $  (307,349)        $  (454,127)
                                                                ==============      =============       =============
Net loss per common share before cumulative effect of change
      in accounting principle.................................  $   (114.42)        $   (360.88)        $   (529.22)
Cumulative effect of change in accounting principle...........            --                 --               (1.99)
                                                                -------------       -------------       -------------
Net loss per common share.....................................  $   (114.42)        $   (360.88)        $   (531.21)
                                                                =============       =============       =============
Pro forma amounts assuming the change in accounting
      principle was applied retroactively:
Net loss applicable to common shareholders....................  $    (95,424)       $  (309,054)        $  (452,422)
                                                                =============       =============       =============
Net loss per common share.....................................  $   (114.88)        $   (362.88)        $   (529.22)
                                                                =============       =============       =============

Weighted average number of common shares outstanding..........           831                852                 855
                                                                =============       =============       =============


                             SEE ACCOMPANYING NOTES.



                           KMC TELECOM HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                           REDEEMABLE EQUITY
                                         ----------------------------------------------------------------------------
                                                                             Preferred Stock
                                         ----------------------------------------------------------------------------
                                            Series A        Series C       Series D       Series E        Series F
                                         --------------  --------------- ------------  --------------  --------------


                                         Shares  Amount  Shares  Amount  Shares Amount Shares  Amount  Shares  Amount
                                         ------  ------  ------- ------- ------ ------ ------  ------  ------  ------

  BALANCE, DECEMBER 31, 1997               124 $ 18,879   150  $ 14,667      25 $2,379     --  $   --      --  $   --

  Conversion of Series D Preferred
  Stock to Series C Preferred Stock.....                   25     2,379     (25)(2,379)
  Issuance of common stock..............
  Accretion of redeemable equity........         11,511           4,597
  Payment of dividends on preferred
  stock of subsidiary...................
  Issuance of warrants..................
  Cancellation of KMC Telecom stock
  options...............................
  Issuance and adjustments to fair
  value of stock options to employees...
  Issuance and adjustments to fair
  value of stock options
     to non-employees...................
  Amortizations of unearned
     compensation.......................
  Net loss..............................
                                         ------  ------  ------- -------  ------ ------ ------  ------  ------   ------
  BALANCE, DECEMBER 31, 1998                124  30,390    175    21,643      --     --     --      --      --       --

  Issuance of Series E Preferred Stock...                                                   60  44,829
  Issuance of Series F Preferred Stock...                                                                   40   34,817
  Stock Dividends of Series E Preferred
  Stock..................................                                                    5   5,004
  Stock Dividends of Series F Preferred
  Stock..................................                                                                    4    4,177
  Issuance of warrants...................
  Reclassification of warrants related
     to "put rights".....................
  Exercise of warrants...................
  Accretion on redeemable equity.........         40,959          18,658                           937            2,376
  Issuance and adjustments to fair
  value of stock options
     to employees........................
  Adjustment to fair value of stock
    options to non-employees.............
  Amortization of unearned compensation..
  Exercise of stock options..............
  Reclassification of additional
  paid-in capital deficiency.............
  Net loss...............................
                                           ------  ------  ------- ------ ------ ------ ------- ------- ------  -------
  BALANCE, DECEMBER 31, 1999                 124   71,349    175   40,301     --     --      65  50,770     44   41,370

  Issuance of Series G1 Preferred Stock..
  Issuance of Series G2 Preferred Stock..
  Stock Dividends of Series E Preferred
  Stock..................................                                                     10  9,951
  Stock Dividends of Series F Preferred
  Stock..................................                                                                   8     6,654
  Accretion on redeemable equity.........          37,923          32,400                         1,271           5,509
  Issuance and adjustments to fair
  value of stock options to employees....
  Issuance and adjustments to fair
  value of stock options
     to non-employees....................
  Exercise of stock options..............
  Amortization of unearned compensation..
  Redemption and retirement of Series F
     Preferred Stock.....................                                                                  (4)   (2,965)
  Reclassification of additional paid-in
     capital deficiency..................
  Net loss...............................
                                         ------ -------  ------- ------- ------  ------ ------- ------- ------- -------
  BALANCE, DECEMBER 31, 2000               124 $109,272      175 $72,701     --  $   --      75 $61,992    48   $50,568
                                         ====== =======  ======= ======= ======  ====== ======= ======= ======= =======

                           KMC TELECOM HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                             REDEEMABLE EQUITY
                                         ----------------------------------------------------
                                         Preferred Stock
                                         ----------------------------------------------------
                                            Series G              Common Stock
                                         ---------------  -----------------------------------
                                                                                      Total
                                                                                   Redeemable
                                         Shares  Amount   Shares  Amount Warrants    Equity
                                         ------  ------   ------  ------ -------- -----------

  BALANCE, DECEMBER 31, 1997               --  $   --      133   $11,187 $   539     $ 47,651

  Conversion of Series D Preferred
    Stock to Series C Preferred Stock....
  Issuance of common stock...............
  Accretion of redeemable equity.........                   91     9,500                9,500
  Payment of dividends on preferred                                1,618     135       17,861
    stock of subsidiary..................
  Issuance of warrants...................
  Cancellation of KMC Telecom stock
    options..............................
  Issuance and adjustments to fair
  value of stock options to employees....
  Issuance and adjustments to fair
    value of stock options
     to non-employees....................
  Amortizations of unearned
     compensation........................
  Net loss...............................

                                           ------  ------  ------  ------ -------- -----------
  BALANCE, DECEMBER 31, 1998                   --      --     224  22,305      674      75,012

  Issuance of Series E Preferred Stock...
  Issuance of Series F Preferred Stock...                                               44,829
  Stock Dividends of Series E Preferred                                                 34,817
    Stock................................
  Stock Dividends of Series F Preferred                                                  5,004
    Stock................................
  Issuance of warrants...................                                                4,177
  Reclassification of warrants related                                      10,606      10,606
     to "put rights".....................
  Exercise of warrants...................                                     (249)       (249)
  Accretion on redeemable equity.........
  Issuance and adjustments to fair                                  11,450   1,894      76,274
    value of stock options
     to employees........................
  Adjustment to fair value of stock
    options to non-employees.............
  Amortization of unearned compensation..
  Exercise of stock options..............
  Reclassification of additional
    paid-in capital deficiency...........
  Net loss...............................

                                            ------ --------  ------  -------  ------- ----------
  BALANCE, DECEMBER 31, 1999                    --       --     224   33,755   12,925   250,470

  Issuance of Series G1 Preferred Stock..
  Issuance of Series G2 Preferred Stock..       59   19,355                              19,355
  Stock Dividends of Series E Preferred        481  158,145                             158,145
    Stock................................
  Stock Dividends of Series F Preferred                                                   9,951
    Stock................................
  Accretion on redeemable equity.........                                                 6,654
  Issuance and adjustments to fair                      732           11,808    3,892    93,535
    value of stock options to employees..
  Issuance and adjustments to fair                                                           --
   value of stock options
     to non-employees....................
  Exercise of stock options..............                                                    --
  Amortization of unearned compensation..                                                    --
  Redemption and retirement of Series F                                                      --
     Preferred Stock.....................
  Reclassification of additional paid-in )                                               (2,965)
     capital deficiency..................
  Net loss...............................                                                    --
                                                                                             --
                                            ------   ------- ------   -------  ------- ---------
  BALANCE, DECEMBER 31, 2000                    540  $178,232    224   $45,563 $16,817  $535,145
                                             =====   ======= ======   ======== ======= =========

                             SEE ACCOMPANYING NOTES.

                           KMC TELECOM HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF NONREDEEMABLE EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)


                                                                             NONREDEEMABLE EQUITY
                                                        --------------------------------------------------------
                                                                                                 Additional
                                                                    COMMON STOCK                   Paid-In
                                                             Shares             Amount             Capital
                                                        ------------------ ------------------ ------------------

BALANCE, DECEMBER 31, 1997                                      614                $ 6          $  15,374

Conversion of Series D Preferred Stock to Series C
  Preferred Stock.......................................
Issuance of Common stock................................
Accretion of redeemable equity..........................                                          (17,861)
Payment of dividends on preferred stock of subsidiary...                                             (592)
Issuance of warrants....................................                                           10,446
Cancellation of KMC Telecom stock options...............                                          (26,191)
Issuance and adjustments to fair value of stock
  options to employees..................................                                           27,906
Issuance and adjustments to fair value of stock
  options to non-employees..............................                                            4,668
Amortizations of unearned compensation..................
Net loss................................................
                                                        ------------------ ------------------ ------------------
BALANCE, DECEMBER 31, 1998                                      614                   6            13,750

Issuance of Series E Preferred Stock....................
Issuance of Series F Preferred Stock....................
Stock Dividends of Series E Preferred Stock.............                                          (5,004)
Stock Dividends of Series F Preferred Stock.............                                          (4,177)
Issuance of Warrants....................................                                             749
Reclassification of warrants related to "put rights"....                                             249
Exercise of warrants....................................                                               1
Accretion on redeemable equity..........................                                         (76,274)
Issuance and adjustments to fair value of stock
  options to employees..................................                                          27,286
Adjustment to fair value of stock options to
  non-employees.........................................                                           5,832
Amortization of unearned compensation...................
Exercise of Stock options...............................         15                                  333
Reclassification of additional paid-in capital
  deficiency............................................                                          37,255
Net loss................................................
                                                        ------------------ ------------------ ------------------
BALANCE, DECEMBER 31, 1999                                      629                  6                --
Issuance of Series G1 Preferred Stock...................
Issuance of Series G2 Preferred Stock...................
Stock Dividends of Series E Preferred Stock.............                                           (9,951)
Stock Dividends of Series F Preferred Stock.............                                           (6,654)
Accretion on redeemable equity..........................                                          (93,535)
Issuance and adjustments to fair value of stock
  options to employees..................................                                           38,218
 Issuance and adjustments to fair value of stock
  options to non-employees..............................                                            3,796
Exercise of Stock options...............................          8                                   562
Amortization of unearned compensation...................
Redemption and retirement of Series F Preferred Stock...
Reclassification of additional paid-in capital
  deficiency............................................                                           67,564
Net loss................................................
                                                        ------------------ ------------------ ------------------
BALANCE, DECEMBER 31, 2000                                      637                $ 6          $      --
                                                        ================== ================== ==================

                             SEE ACCOMPANYING NOTES.

                           KMC TELECOM HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                         NONREDEEMABLE EQUITY
                                                        ---------------------------------------------------
                                                                                                Total
                                                                                            Nonredeemable
                                                            Unearned        Accumulated         Equity
                                                          Compensation        Deficit        (Deficiency)
                                                        ----------------- ---------------  -----------------

BALANCE, DECEMBER 31, 1997                                $  (6,521)       $  (35,532)        $  (26,673)

Conversion of Series D Preferred Stock to Series C
  Preferred Stock.......................................
Issuance of Common stock................................
Accretion of redeemable equity..........................                                         (17,861)
Payment of dividends on preferred stock of subsidiary...                                            (592)
Issuance of warrants....................................                                          10,446
Cancellation of KMC Telecom stock options...............      4,845                              (21,346)
Issuance and adjustments to fair value of stock
  options to employees..................................    (27,906)                                  --
Issuance and adjustments to fair value of stock
  options to non-employees..............................                                           4,668
Amortizations of unearned compensation..................     23,758                               23,758
Net loss................................................                       (76,753)          (76,753)
                                                        ----------------- ---------------  -----------------
BALANCE, DECEMBER 31, 1998                                   (5,824)          (112,285)         (104,353)

Issuance of Series E Preferred Stock....................
Issuance of Series F Preferred Stock....................
Stock Dividends of Series E Preferred Stock.............                                         (5,004)
Stock Dividends of Series F Preferred Stock.............                                         (4,177)
Issuance of Warrants....................................                                            749
Reclassification of warrants related to "put rights"....                                            249
Exercise of warrants....................................                                              1
Accretion on redeemable equity..........................                                        (76,274)
Issuance and adjustments to fair value of stock
  options to employees..................................    (27,286)                                 --
Adjustment to fair value of stock options to
  non-employees.........................................                                          5,832
Amortization of unearned compensation...................     23,947                              23,947
Exercise of Stock options...............................                                            333
Reclassification of additional paid-in capital
  deficiency............................................                       (37,255)              --
Net loss................................................                      (225,716)          (225,716)
                                                        ----------------- ---------------  -----------------
BALANCE, DECEMBER 31, 1999                              $    (9,163)      $  (375,256)     $    (384,413)
Issuance of Series G1 Preferred Stock...................                                               -
Issuance of Series G2 Preferred Stock...................                                               -
Stock Dividends of Series E Preferred Stock.............                                          (9,951)
Stock Dividends of Series F Preferred Stock.............                                          (6,654)
Accretion on redeemable equity..........................                                         (93,535)
Issuance and adjustments to fair value of stock
  options to employees..................................     (38,218)                                  -
Issuance and adjustments to fair value of stock
  options to non-employees..............................                                           3,796
Exercise of Stock options...............................                                             562
Amortization of unearned compensation...................      30,773                              30,773
Redemption and retirement of Series F Preferred Stock...                         (362)              (362)
Reclassification of additional paid-in capital
  deficiency............................................                      (67,564)                 -
Net loss................................................                     (359,687)           (359,687)
                                                        ----------------- ---------------  -----------------
BALANCE, DECEMBER 31, 2000                              $   (16,608)      $  (802,869)     $    (819,471)
                                                        ================= ===============  =================

                         KMC TELECOM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31
                                                                    ------------------------------------------------
                                                                       1998              1999              2000
                                                                    ---------------  --------------    -------------
OPERATING ACTIVITIES
Net loss........................................................    $  (76,753)      $  (225,716)      $   (359,687)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization................................         9,257            29,077             76,129
   Provision for doubtful accounts..............................           370             5,263              7,875
   Non-cash interest expense....................................        25,356            31,141             45,635
   Non-cash stock option compensation expense...................         7,080            29,833             34,571
   Changes in assets and liabilities:
     Accounts receivable........................................        (6,591)          (25,097)           (27,643)
     Prepaid expenses and other current assets..................          (826)              (60)            (2,513)
     Other assets...............................................        (1,821)            3,720                 (9)
     Accounts payable...........................................         7,449            29,319             31,541
     Accrued expenses...........................................         1,719            21,105             34,123
     Deferred revenue...........................................         1,187             3,122             13,530
                                                                    -----------      ------------      -------------
Net cash used in operating activities...........................       (33,573)          (98,293)          (146,448)
                                                                    -----------      ------------      -------------
INVESTING ACTIVITIES
Construction of networks and purchases of equipment.............      (148,580)         (318,536)          (476,640)
Acquisitions of franchises, authorizations and related assets...        (1,147)           (1,992)              (926)
Deposit on purchase of equipment................................        (2,551)                -                  -
Additions to restricted investments.............................             -                 -            (43,471)
Purchase of investments, net....................................       (27,920)                -                  -
Redemption of investments.......................................             -            43,450             32,085
                                                                    -----------      ------------      -------------
Net cash used in investing activities...........................      (180,198)         (277,078)          (488,952)
                                                                    -----------      ------------      -------------
FINANCING ACTIVITIES
Proceeds from notes payable, net of issuance costs..............           938                 -            108,475
Proceeds from issuance of common stock and warrants,
  net of issuance costs.........................................        20,446                 -                  -
Proceeds from issuance of preferred stock and related warrants,
  net of issuance costs.........................................             -            91,001            177,500
Issuance costs of credit facilities.............................        (6,515)           (2,300)                 -
Proceeds from exercise of stock options.........................             -               333                562
Proceeds from issuance of senior notes, net of issuance costs
  and purchase of portfolio of restricted investments..........              -           158,286                  -
Proceeds from senior secured credit facility, net of issuance
  costs........................................................              -           192,836            376,203
Repayment of notes payable......................................       (20,801)                -                  -
Repurchase and retirement of Series F Preferred Stock...........             -                 -             (3,329)
Proceeds from issuance of senior discount notes, net of
  issuance costs...............................................        225,923                 -                  -
Dividends on preferred stock of subsidiary......................          (592)                -                  -
                                                                    -----------      ------------      -------------
Net cash provided by financing activities.......................       219,399           440,156            659,411
                                                                    -----------      ------------      -------------

Net increase in cash and cash equivalents.......................         5,628            64,785             24,011
Cash and cash equivalents, beginning of year....................        15,553            21,181             85,966
                                                                    -----------      ------------      -------------
Cash and cash equivalents, end of year..........................    $   21,181       $    85,966       $    109,977
                                                                    ===========      ============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest, net of amounts
   capitalized..................................................    $    4,438       $    29,182       $     80,374
                                                                    ===========      ============      =============

                             SEE ACCOMPANYING NOTES.


                           KMC TELECOM HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1.  ORGANIZATION

         KMC Telecom Holdings, Inc. ("KMC Holdings") is a holding company formed during 1997 primarily to own all of the shares of its then operating subsidiaries, KMC Telecom Inc. ("KMC Telecom"), KMC Telecom II, Inc. ("KMC Telecom II"), KMC Telecom III, Inc. ("KMC Telecom III") and KMC Telecom of Virginia, Inc. KMC Telecom Holdings, Inc. and its subsidiaries are collectively referred to herein as the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

         The Company is a fiber-based integrated communications provider offering data, voice and Internet infrastructure services. The Company offers these services to businesses, governments and institutional end-users, Internet service providers, long distance carriers and wireless service providers, primarily in the South, Southeast, Midwest and Mid-Atlantic United States. The business has two distinct components: serving communications-intensive customers in Tier III markets, and providing data services on a nationwide basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

         The Company has incurred significant operating and net losses as a result of the development and operation of its networks, and expects that such losses will continue as it emphasizes the development, construction and expansion of its networks and building its customer base. As a result, the Company does not expect there to be any cash provided by operations in the near future. The Company will also need to fund the expansion of its networks as well as to fund capital expenditures related to its nationwide data platform business. To date, the Company has financed its operating losses and capital expenditures with equity invested by its founders, preferred stock placements, credit facility borrowings, equipment loans, operating leases, monetizations and its 12 1/2% senior discount notes and 13 1/2% senior notes. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

         As more fully described in Note 18, the Company entered into two financing transactions in March 2001 which generated aggregate unrestricted net proceeds of approximately $271.0 million and, in April 2001, further amended its Amended Senior Secured Credit Facility to, among other things, revise certain of the financial covenants to be less restrictive.

         After giving effect to these transactions, management believes that the Company's cash and borrowings available under the Amended Senior Secured Credit Facility will be sufficient to meet its liquidity needs on a going concern basis to fund operating losses and capital expenditure requirements for all of its Tier III markets, its current Nationwide Data Platform contracts and other existing commitments into the second quarter of 2002. However, in the event that such plans change, the assumptions upon which such plans are based prove inaccurate, the Company expands or accelerates its business plan or determines to consummate acquisitions, the foregoing sources of funds may prove insufficient and the Company may be required to seek additional financing sooner than currently expected. Additional sources of financing may include public or private equity or debt financings, leases and other financing arrangements.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

NETWORKS, PROPERTY AND EQUIPMENT

         Networks, property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method for financial statement reporting purposes.

         The estimated useful lives of the Company's principal classes of assets are as follows:

   Networks:

     Fiber optic systems...........................................20 years
     Telecommunications equipment..................................10 years
     Furniture and other............................................5 years
     Leasehold improvements...................................Life of lease

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

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when impairment indicators are present and the cash flows expected to be derived from those assets are less than the carrying amounts of those assets. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no material impairments of assets during the year.

DEFERRED FINANCING COSTS

         The Company capitalizes issuance costs related to its debt. Such costs are amortized utilizing the interest method over the lives of the related debt. The related amortization is included as a component of interest expense, and amounted to $2,279,000, $3,814,000 and $7,721,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

OTHER ASSETS

         Other assets are comprised principally of employee loans, security deposits and other deposits.

REVENUE RECOGNITION

         Revenue is recognized in the period the service is provided, except for installation revenue which is recorded over the average contract period (see "ACCOUNTING CHANGE" below). The Company generally invoices customers one month in advance for recurring services resulting in deferred revenue. However, some services, such as reciprocal compensation, are not billed in advance resulting in unbilled revenue included in accounts receivable. The accounts receivable balances for services which will be billed in the succeeding month totaled $5,305,000 and $4,119,000 at December 31, 1999 and 2000, respectively.

ACCOUNTING CHANGE

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Through December 31, 1999, the Company recognized installation revenue upon completion of the installation. Effective January 1, 2000, in accordance with the provisions of SAB 101, the Company is recognizing installation revenue over the average contract period. The cumulative effect of this change in accounting principle resulted in a charge of approximately $1.7 million which was recorded in the quarter ended March 31, 2000. For the year ended December 31, 2000, the net effect of adopting this change in accounting principle was a deferral of the recognition of $3.0 million of revenue, which increased net loss for the period by $3.56 per share. Revenue for the year ended December 31, 2000 includes $1.7 million of revenues that, prior to the accounting change, had been recognized through December 31, 1999.

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

INCOME TAXES

         The Company accounts for income taxes in accordance with FASB Statement No. 109, "ACCOUNTING FOR INCOME TAXES," which requires that deferred income taxes be recorded based on differences between the financial reporting and tax reporting bases of assets and liabilities, using enacted tax rates.

ADVERTISING COSTS

         Advertising costs are included in selling, general and administrative expenses and charged to expense as incurred. For the years ended December 31, 1998, 1999 and 2000, such costs were $2,769,000, $4,080,000 and $6,851,000, respectively.

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

SEGMENT REPORTING

         In 1998, the Company adopted FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("Statement 131"). Statement 131 uses a management approach to report financial and descriptive information about an entity's operating segments. Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally for the entity's chief operating decision maker. Under this definition, the Company operated within a single segment until the commencement of our Nationwide Data Platform Business in 2000. See Note 8 for the Company's detailed segment disclosure.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement 133"), which will require the Company to recognize all derivatives on the balance sheet at fair value. The Company will be required to adopt Statement 133, as amended by Statement No. 137 which defers the effective date, as of January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has two interest rate swap agreements to hedge its interest rate exposure (see Note 6), and the estimated effect of applying Statement 133 as of December 31, 2000 would have resulted in the fair value of the swaps of $13.2 million being included as an asset with a corresponding credit to other comprehensive income.

RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  to  the  1998  and  1999 consolidated financial statements to conform with the 2000 presentation.

3.  NETWORKS, PROPERTY AND EQUIPMENT

Networks and equipment are comprised of the following:



                                                                          DECEMBER 31,
                                                                     1999                2000
                                                               ---------------------------------
                                                                         (IN THOUSANDS)

Fiber optic systems........................................... $    150,647       $    249,690
Telecommunications equipment..................................      436,056            696,683
Furniture and other...........................................       21,397             27,790
Leasehold improvements........................................        1,811              2,704
Construction-in-progress......................................       66,380            157,075
                                                               -----------------  --------------
                                                                    676,291          1,133,942
Less accumulated depreciation.................................      (36,967)          (112,258)
                                                               -----------------  --------------
                                                               $    639,324       $  1,021,684
                                                               =================  ==============



         Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks during the years ended December 31, 1998, 1999 and 2000 amounted to $5,133,000, $6,635,000, and $10,384,000 respectively.

         For the years ended December 31, 1998, 1999 and 2000, depreciation expense was $8,284,000, $27,723,000, and $75,434,000 respectively.

4.  ACCRUED EXPENSES

         Accrued expenses are comprised of the following:



                                                                             DECEMBER 31,
                                                                     1999                     2000
                                                                ---------------------------------------
                                                                            (IN THOUSANDS)

Accrued compensation..........................................  $     11,423             $     20,068
Accrued interest payable......................................         8,544                   20,419
Accrued telecommunications costs..............................         3,794                    8,125
Accrued costs related to financing activities.................         7,316                    1,593
Other accrued expenses........................................         5,970                   23,400
                                                                ----------------         --------------
                                                                $     37,047             $     73,605
                                                                ================         ==============


5.  LONG-TERM DEBT

KMC FUNDING INTERNET INFRASTRUCTURE EQUIPMENT FINANCING

         In November 2000, our subsidiary, KMC Telecom Funding Corporation, entered into an agreement with Dresdner Kleinwort Benson North American Leasing, Inc. to finance the $168 million of Internet infrastructure equipment purchased from Qwest Communications Corporation in June 2000 (the "KMC Funding Equipment") (See Note 9). The maximum aggregate loan amount is $168 million and the proceeds from this loan can be drawn down in installments through April 30, 2001 to fund the vendor payments due on the KMC Funding Equipment. Borrowings under this loan bear interest payable at a rate of 200 basis points above the LIBOR Rate through October 15, 2001 and 600 basis points over the LIBOR Rate thereafter. The loan is secured by the KMC Funding Equipment and requires 48 monthly payments commencing on December 15, 2000. The first 6 payments are interest only, and the remaining payments include principal and interest. The loan was amended in March 2001 to allow the Company to borrow an additional $21 million. As of December 31, 2000, the outstanding balance on this loan was $110 million and an additional $79 million was drawn down through March 2001. As more fully described in Note 18, the loan was repaid in full in March 2001, using a portion of the proceeds from the KMC Funding Monetization.

AMENDED SENIOR SECURED CREDIT FACILITY

         During the quarter ended March 31, 2000, the Company's subsidiaries, KMC Telecom, Inc., KMC Telecom II, Inc., KMC Telecom of Virginia, Inc. and KMC Telecom III, Inc. (collectively, the "Borrowers"), amended, restated and combined the Senior Secured Credit Facility and the Lucent Loan and Security Agreement, into a single facility by entering into a $700 million Loan and Security Agreement (the "Amended Senior Secured Credit Facility") with a group of lenders led by CIT Lending Services Corporation (formerly Newcourt Commercial Finance Corporation), GE Capital Corporation, Canadian Imperial Bank of Commerce, First Union National Bank and Lucent Technologies Inc. (collectively, the "Lenders").

         The Amended Senior Secured Credit Facility includes a $175 million reducing revolver facility (the "Revolver"), a $75 million term loan (the "Term Loan") and a $450 million term loan facility (the "Lucent Term Loan"). At December 31, 2000, the outstanding loan balances on the Revolver, the Term Loan and the Lucent Term Loan, were approximately $165 million, $75 million, and $378 million, respectively. Up to $10 million of the Revolver can be used for letters of credit and as of December 31, 2000, approximately $7 million had been drawn against the Revolver for letters of credit.

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

         Borrowings under the Amended Senior Secured Credit Facility bear interest payable, at the Borrowers' option, at either (a) the "Applicable Base Rate Margin" (which generally ranges from 2.00% to 3.25%) plus the greater of
(i) the administrative agent's prime rate or (ii) the overnight federal funds rate plus .5% or (b) the "Applicable LIBOR Margin" (which generally ranges from 3.00% to 4.25%) plus LIBOR, as defined. "Applicable Base Rate Margin" interest is payable quarterly while "Applicable LIBOR Margin" interest is payable at the end of each applicable interest period or at least every three months. Under the Amended Senior Secured Credit Facility the Borrowers were being charged a weighted average interest rate of 11.87% at December 31, 2000 (10.26% at December 31, 1999 and 9.38% at December 31, 1998). If a payment default were to occur, the interest rate will be increased by four percentage points. If any other event of default were to occur, the interest rate will be increased by two percentage points.

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

         The Amended Senior Secured Credit Facility contains a number of affirmative and negative covenants, one of which requires us to make additional cash capital contributions to our subsidiaries which are the borrowers thereunder of at least $35 million prior to August 31, 2001. The original covenant required $185 million in cash capital contributions by April 1, 2001. However, because we contributed $150 million of the proceeds of our Series G private equity financing toward fulfilling this requirement, the Lenders amended this covenant by extending the due date on the remaining $35 million of cash capital contributions to August 31, 2001. Because the entire $185 million cash capital contribution was not made by July 31, 2000, however, the applicable interest rate associated with the facility was increased by 100 basis points. Additional affirmative and negative covenants include, among others, covenants restricting the ability of the Borrowers to consolidate or merge with any person, sell or lease assets not in the ordinary course of business, sell or enter into long term leases of dark fiber, redeem stock, pay dividends or make any other payments (including payments of principal or interest on loans) to KMC Holdings, create subsidiaries, transfer any permits or licenses, or incur additional indebtedness or act as guarantor for the debt of any person, subject to certain conditions.

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

         As of December 31, 2000, the borrowers were in compliance with all of the financial covenants of the facility.

         In April 2001, the Company further amended the Amended Senior Secured Credit Facility. This amendment made a number of significant changes in the facility, although it did not change the overall amount of the facility or the purposes for which proceeds of loans under the facility may be used. In connection with the amendment, the Lenders also waived failures by the Borrowers to comply with certain of the prior financial covenants as of March 31, 2001 and the Company made aggregate capital contributions to the Borrowers of $200.0 million (which satisfied the $35 million requirement discussed above). In addition, the collateral for KMC Holdings' guaranty of the facility was expanded to include substantially all of the assets of KMC Holdings. See Note 18 for a detailed description of this amendment.

TELECOM IV SENIOR SECURED TERM LOAN

         During the quarter ended June 30, 2000, the Company's subsidiary, KMC Telecom, IV, Inc., closed a new senior secured term loan (the "Telecom IV Loan") with Lucent Technologies Inc. The Telecom IV Loan initially provided up to $35 million of principal borrowings, plus accrued interest, until certain conditions were met and then provided for additional principal borrowings up to a ceiling of $50 million, plus accrued interest. In December 2000, the Company and Lucent agreed to terminate this arrangement and the equipment purchased with funds from the Telecom IV Loan was returned to Lucent. Accordingly, the Telecom IV Loan balance was extinguished in full and this facility is no longer available to the Company.

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

         Within 30 days of the occurrence of a Change of Control (as defined in the Senior Discount Note Indenture), the Company must offer to purchase for cash all Senior Discount Notes then outstanding at a purchase price equal to 101% of the accreted value thereof, plus accrued interest. The Company's ability to comply with this requirement is subject to certain restrictions contained in the Amended Senior Secured Credit Facility.

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

         In addition, at any time prior to May 15, 2002, the Company may redeem up to 35% of the aggregate principal amount at maturity of the Senior Notes with the net proceeds from the sale of common equity at a redemption price of 113.5% of the principal amount on such date plus accrued and unpaid interest. Upon a change of control (as defined in the Senior Note Indenture), the Company must offer to purchase for cash the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued interest. The Company's ability to comply with this requirement is subject to certain restrictions contained in the Amended Senior Secured Credit Facility.

         The Senior Notes are guaranteed by KMC Telecom Financing, Inc., a wholly-owned subsidiary. The Senior Notes are senior, unsecured, unsubordinated obligations of KMC Holdings and rank pari passu in right of payment with all existing and future unsubordinated, unsecured indebtedness of KMC Holdings and senior in right of payment to all of existing and future subordinated indebtedness of KMC Holdings. However, KMC Holdings is a holding company and the Senior Notes are, therefore, effectively subordinated to all existing and future liabilities (including trade payables), of its subsidiaries.

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

6.  INTEREST RATE SWAP AGREEMENTS

AMENDED AND RESTATED INTEREST RATE SWAP AGREEMENT

         In April 2000, the Company entered into an amended and restated interest rate swap agreement (the "Amended Swap") with a commercial bank to reduce the impact of changes in interest rates on a portion of its outstanding variable rate debt. The Amended Swap effectively fixes the Company's interest rate on $325 million of outstanding variable rate borrowings under the Amended Senior Secured Credit Facility (see Note 5) through April 2003, after which time the Amended Swap is reduced to $225 million through January 2004 and then finally reduced to $100 million until termination of the Amended Swap in April 2005. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

JUNE 2000 SWAP AGREEMENT

         In June 2000, the Company entered into a second interest rate swap agreement (the "June 2000 Swap") with a commercial bank to reduce the impact of changes in interest rates on an additional portion of its outstanding variable rate debt. The June 2000 Swap effectively fixes the Company's interest rate on an additional $90 million of its outstanding variable rate borrowings under the Amended Senior Secured Credit Facility for a period of five years. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

7.  REDEEMABLE AND NONREDEEMABLE EQUITY

SERIES G PREFERRED STOCK

         In July 2000, the Company issued 58,881 and 481,108 shares of Series G-1 Voting and G-2 Non-Voting Convertible Preferred Stock (the "Series G Preferred Stock"), respectively, to Lucent Technologies, Dresdner Kleinwort Benson Private Equity Partners, CIT Lending Services, Nassau Capital Partners and Harold N. Kamine, its Chairman of the Board, for aggregate gross proceeds of $182.5 million. The Series G Preferred Stock has a liquidation preference of $337.97 per share and an annual cumulative dividend equal to 7.0% of the liquidation preference. Payment of the unpaid dividends is triggered by (i) an initial public offering in which the Company receives aggregate gross proceeds of at least $80 million or (ii) a merger, consolidation or sale of substantially all assets. As of December 31, 2000, accumulated but unpaid dividends on the Series G Preferred Stock aggregated $6,388,000.

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

SERIES E PREFERRED STOCK

         On February 4, 1999, the Company issued 25,000 shares of Series E Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series E Preferred Stock") to Newcourt Finance (now CIT Lending Services), generating aggregate gross proceeds of $22.9 million. On April 30, 1999, the Company issued an additional 35,000 shares of Series E Preferred Stock for gross proceeds of $25.9 million. The Series E Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. On or before January 15, 2004, the Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series E Preferred Stock. After January 15, 2004, dividends must be paid in cash, subject to certain conditions. Unpaid dividends accrue at the dividend rate of the Series E Preferred Stock, compounded quarterly. During 1999 and 2000, the Company issued 5,004 and 9,951 shares of Series E Preferred Stock, respectively, to pay the dividends due for such periods.

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

SERIES F PREFERRED STOCK

         On February 4, 1999, the Company issued 40,000 shares of Series F Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series F Preferred Stock") to Lucent and Newcourt Finance (now CIT Lending Services Corporation), generating aggregate gross proceeds of $38.9 million. The Series F Preferred Stock has a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. The Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series F Preferred Stock. During 1999 and 2000, the Company issued 4,177 and 6,654 shares of Series F Preferred Stock, respectively, to pay the dividends due for such periods.

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

         On February 4, 2001, the Series F Preferred Stock converted into Series E Preferred Stock on a one for one basis (See Note 18 for a more detailed description).

SERIES A PREFERRED STOCK

         There are 123,800 shares of Series A Cumulative Convertible Preferred Stock of KMC Holdings ("Series A Preferred Stock") authorized and outstanding. Such stock was issued to two entities, Nassau Capital Partners, L.P. and NAS Partners I L.L.C. ("Nassau Capital" and "Nassau Partners", respectively, collectively referred to as "Nassau") in January 1997 upon the conversion of certain notes payable and related accrued interest due to Nassau aggregating $12,380,000. Series A Preferred Stock has a liquidation preference of $100 per share and an annual dividend equal to 7.0% of the liquidation preference, payable quarterly, when and if declared by the Board of Directors out of funds legally available therefor. Unpaid dividends accumulate and the unpaid amount increases at the annual rate of 7.0%, compounded quarterly. All accumulated but unpaid dividends will be paid upon the occurrence of a Realization Event (defined as (i) an initial public offering with gross proceeds of at least $40 million or (ii) sale of substantially all the assets or stock of the Company or the merger or consolidation of the Company into one or more other corporations). As of December 31, 2000, accumulated and unpaid dividends on the Series A Preferred Stock aggregated $3,161,000. Notwithstanding the foregoing, pursuant to an agreement among Nassau and the Company, Nassau has agreed to forego the payment of dividends from September 22, 1997 through the date on which Nassau disposes of its interest in the Company; provided that at the time of such disposition, Nassau has received not less than a 10% annual compound rate of return during the period it held the Series A Preferred Stock.

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

SERIES C PREFERRED STOCK

         There are 350,000 shares of Series C Cumulative Convertible Preferred Stock of KMC Holdings ("Series C Preferred Stock") authorized, of which 175,000 shares are outstanding at December 31, 2000. One hundred fifty thousand of such shares were issued in November 1997, generating aggregate gross proceeds of $15 million and the remaining 25,000 shares were issued in January 1998 upon the conversion of an equal number of shares of Series D Preferred Stock. Series C Preferred Stock has a liquidation preference of $100 per share and an annual dividend equal to 7.0% of the liquidation preference, payable quarterly, when and if declared by the Board of Directors out of funds legally available therefor. Unpaid dividends accumulate and the unpaid amount increases at the annual rate of 7.0%, compounded quarterly. All accumulated but unpaid dividends will be paid upon the occurrence of a Realization Event. As of December 31, 2000, accumulated but unpaid dividends on the Series C Preferred Stock aggregated $4,286,000. Notwithstanding the foregoing, pursuant to the Purchase Agreement among the Company, Nassau, GECC and First Union Corp. ("First Union"), each current holder of Series C Preferred Stock has agreed to forego the payment of dividends that accumulate during the period from issuance through the date on which such holder disposes of its interest in the Company; provided that at the time of such disposition, it has received not less than a 10% annual compound rate of return during such period.

         Series C Preferred Stock is convertible into Common Stock at a conversion price equal to $42.18 per share of Common Stock; provided that such amount is subject to adjustment upon the occurrence of certain events. Holders of Series C Preferred Stock may convert all or part of such shares to Common Stock. Upon conversion, subject to the aforementioned agreement to forego the payment of dividends, the holders are entitled to receive a cash payment of the accumulated but unpaid dividends; provided, however, that the Company may substitute common shares having a fair market value equal to the amount of such cash payment if the conversion occurs before a Realization Event. Series C Preferred Stock will automatically convert into Common Stock upon the occurrence of a Qualified Public Offering.

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

SERIES D PREFERRED STOCK

         There are 25,000 shares of Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock") authorized, none of which are outstanding at December 31, 1999 or 2000.

COMMON STOCK

         Holders of Common Stock of the Company are entitled to one vote for each share held on all matters submitted to a vote of stockholders. Except as otherwise required by law, actions at the Company's stockholders meetings (held at least annually), require the affirmative vote of a majority of the shares represented at the meeting, a quorum being present. Holders of Common Stock are entitled, subject to the preferences of preferred stock, to receive such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. The Senior Discount Note Indenture and the Company's other indebtedness restrict the ability of the Company to pay dividends on its Common Stock. Without the prior consent of two-thirds of the shares of Series A Preferred Stock and two-thirds of the shares of Series C Preferred Stock, the

Company may not declare or pay any dividends on its Common Stock. Except as discussed under "REDEMPTION RIGHTS" below, the holders of Common Stock have no preemptive, redemption or conversion rights.

         Pursuant to provisions contained in an Amended and Restated Stockholders Agreement dated as of October 31, 1997, as further amended, among the Company, Kamine, Nassau, CIT Lending Services Corporation, GECC, First Union, Lucent and Dresdner Kleinwort Benson (the "Stockholders' Agreement"), these stockholders have agreed to vote their shares and take all necessary actions to elect the following individuals to the Company's board of directors: the Chief Executive Officer, the President, three individuals designated by Nassau, two individuals designated by Kamine, one individual designated by Dresdner and one individual as an independent director approved by Nassau, Kamine and other principal existing stockholders. Lucent or a person to whom Lucent transfers its shares may be entitled to designate one individual under certain circumstances. The number of directors each of Nassau, Kamine and Dresdner is entitled to designate will decrease as their respective percentages of ownership decrease. If a default relating to payment occurs under the Amended Senior Secured Credit Facility and continues uncured for 90 days, the holders of Series C Preferred Stock (currently Nassau, GECC and First Union) are entitled to elect two additional Directors, who will serve until the default is cured. In addition, under the certificate of designations relating to each of our Series E Preferred Stock and Series F Preferred Stock, if a default occurs under such certificate(s), the holders of Series E Preferred Stock and/or the holders of the Series F Preferred Stock will have the right to elect one additional individual each to serve as a director (for a total of two additional directors), in each case until the default is cured and all accrued dividends on such preferred stock are paid in full.

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

         The redeemable preferred stock, redeemable common stock and redeemable common stock warrants, which are subject to the stockholders agreement, are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At December 31, 2000, the aggregate redemption value of the redeemable equity was approximately $580 million, reflecting per share redemption amounts of $1,454 for the Series A Preferred Stock, $711 for the Series C Preferred Stock, $338 for the Series G Preferred Stock and $300 for the redeemable common stock and redeemable common stock warrants.

WARRANTS

         In connection with a predecessor to the Amended Senior Secured Credit Facility, warrants to purchase 10,000 shares of Common Stock were issued to GECC in 1997. These warrants, at an exercise price of $.01 per share, are exercisable from issuance through January 21, 2005. The fair value of such warrants was determined to be $525,000, which was reflected as a charge to deferred financing costs and credited to redeemable equity. Pursuant to the Stockholders' Agreement, GECC may put the shares of Common Stock issuable upon the exercise of such warrants back to the Company. These warrants have been presented as redeemable common stock warrants in the accompanying balance sheet at December 31, 2000.

         In connection with the sale of Senior Discount Notes in January 1998, the Company issued warrants to purchase an aggregate of 100,385 shares of Common Stock at an exercise price of $.01 per share. The net proceeds of approximately $10.4 million represented the fair value of the warrants at the date of issuance. In the first quarter of 2000 a portion of these warrants were exercised resulting in outstanding warrants to purchase an aggregate of 99,285 shares of Common Stock at December 31, 2000. The remaining warrants are exercisable through January 2008.

         In  connection  with the  February  4, 1999  issuances  of the Series E
Preferred Stock and the Series F Preferred Stock, warrants to purchase an aggregate of 24,660 shares of Common Stock were sold to Newcourt Finance (now CIT Lending Services) and Lucent. The aggregate gross proceeds from the sale of these warrants was approximately $3.2 million. These warrants, at an exercise price of $.01 per share, are exercisable from February 4, 2000 through February 1, 2009.

         In addition, the Company also delivered to the Warrant Agent certificates representing warrants to purchase an aggregate of an additional 107,228 shares of Common Stock at an exercise price of $.01 per share (the "Springing Warrants"). The terms of the Springing Warrants provide that they would become issuable under the circumstances described in the following paragraph.

         If the Company fails to redeem all shares of Series F Preferred Stock prior to the date (the "Springing Warrant Date") which is the earlier of (i) the date that is sixty days after the date on which the Company closes an underwritten primary offering of at least $200 million of its Common Stock pursuant to an effective registration statement under the Securities Act or (ii) February 4, 2001, the Warrant Agent is authorized to issue the Springing Warrants to the Eligible Holders (as defined in the warrant agreement) of the Series E and Series F Preferred Stock. The Company did not redeem all of the Series F Preferred Stock as of February 4, 2001 and therefore the "Springing Warrants" have become issuable. See Note 18 for further discussion regarding these springing warrants.

         In connection with the April 30, 1999 issuance of additional shares of the Series E Preferred Stock, warrants to purchase an aggregate of 60,353 shares of Common Stock were issued to Newcourt Finance (now CIT Lending Services) and First Union. The aggregate gross proceeds from the sale of these warrants was approximately $9.1 million. These warrants, at an exercise price of $.01 per share, are exercisable from February 4, 2000 through February 1, 2009.

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

         Under the 1998 Plan, options to purchase 600,000 shares of Common Stock of KMC Holdings are eligible for grant, of which 88,101 options have not been granted as of December 31, 2000. No individual may receive options for more than 75,000 shares. The exercise price of all incentive stock options granted under the 1998 Plan must be at least equal to the fair market value of the shares on the date of grant. The exercise price of all non-qualified stock options granted under the 1998 Plan must be at least 25% of the fair market value of the shares on the date of grant.

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

Information on stock options is as follows:



                                                           NUMBER OF SHARES                   WEIGHTED
                                                 -------------------------------------   AVERAGE EXERCISE
                                                   OUTSTANDING         EXERCISABLE       PRICE OF OPTIONS
                                                 -----------------  -------------------  -----------------

Balances, January 1, 1998......................       141,500             19,000              $  65
  Granted......................................       262,500                  -              $  26
  Became exercisable...........................             -            117,000
  Cancelled....................................      (141,500)           (19,000)             $ (65)
                                                 -----------------  ------------------
Balances, December 31, 1998....................       262,500            117,000              $  26
  Granted......................................        82,342                  -              $ 147
  Became exercisable...........................             -             51,669
  Exercised....................................       (15,600)           (15,600)             $  22
  Cancelled....................................       (27,200)            (2,000)             $ (26)
                                                 -----------------  ------------------
Balances, December 31, 1999....................       302,042            151,069              $  59
  Granted......................................       255,674                  -              $ 173
  Became exercisable...........................             -            136,929
  Exercised....................................        (7,803)            (7,803)             $  77
  Cancelled....................................       (38,014)            (4,726)             $(158)
                                                 -----------------  ------------------
Balances, December 31, 2000....................       511,899            275,469              $ 109
                                                 =================  ==================



         The weighted-average exercise price of options exercisable at December 31, 1998, 1999 and 2000 is $22, $26 and $48, respectively, and the weighted-average fair value of options granted during 1998, 1999 and 2000 were $114, $134 and $236 per share, respectively.

         The range of exercise prices, number of shares and the weighted-average remaining contractual life for options outstanding as of December 31, 2000 were as follows:


                                                                                WEIGHTED-
                                                                 WEIGHTED-       AVERAGE
                                                 NUMBER           AVERAGE       REMAINING
         RANGE OF                 NUMBER        OF SHARES        EXERCISE       CONTRACTUAL
      EXERCISE PRICES           OF SHARES      EXERCISABLE        PRICE           LIFE
-----------------------------------------------------------------------------------------------

         $20-$50                  215,950         193,999        $  26          7.5 years
         $51-$100                 120,000          55,937        $  75          9.2 years
         $101-$150                 45,407          18,590        $ 125          7.5 years
         $200-$250                 72,876           6,343        $ 248          9.0 years
         $251-$300                 57,666             600        $ 300          9.6 years
                                 ---------      ----------

     Total $20 - $300             511,899         275,469         $109          7.5 years
                                 =========      ==========


         During the year ended December 31, 2000, non-qualified options to purchase an aggregate of 255,674 shares were granted to employees, directors and independent contractors who perform services for the company, at exercise prices of $75 (127,500), $125 (2,500), $250 (64,508) and $300 (61,166). All such options have 10 year terms. The options issued at $75 are 25% vested upon issuance and vest 12.5% every six months thereafter. The options issued at $125 have immediate vesting. Of the options issued at $250, 23,500 options vest annually over three years, 40,008 options vest 10% every six months and 1,000 options fully vest after one year. The options issued at $300 vest 10% every six months.

         During the year ended December 31, 1999, non-qualified options to purchase an aggregate of 82,342 shares were granted to employees at exercise prices of $125 (67,509), $225 (2,933) and $250 (11,900). All options have 10 year terms and become exercisable over a five year period in equal six month increments

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

         Based on the estimated fair value of the Common Stock KMC Holdings at December 31, 1998, December 31, 1999 and December 31, 2000, cumulative deferred compensation obligations of $27,906,000, $50,972,000, and $89,190,000 respectively, have been established. The Company has recognized compensation expense aggregating $7,080,000, $29,833,000 and $34,571,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The 1998 stock option compensation expense of $7,080,000 reflects charges of $7,236,000 under the KMC Telecom Stock Option Plan through its termination in September 1998 and charges of $21,190,000 related to the 1998 Plan, partially offset by a credit as a result of the September 1998 cancellation of the KMC Telecom stock options, reflecting the reversal of $21,346,000 of cumulative compensation previously recognized for options granted under the KMC Telecom Stock Option Plan.

         In accordance with the provisions of Statement 123, the Company applies APB 25 and related interpretations in accounting for its stock option plan. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by Statement 123, net loss and net loss per common share would have been the following:



                                                           DECEMBER 31,
                                               1998            1999              2000
                                          --------------- ---------------  -----------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net loss:
  As reported............................    $(76,753)      $  (225,716)     $ (359,687)
                                          =============== ===============  =================
  Pro forma..............................    $(76,869)      $  (219,599)     $ (369,114)
                                          =============== ===============  =================
Net loss per common share:
  As reported............................    $(114.42)      $  (360.88)      $  (531.21)
                                          =============== ===============  =================
  Pro forma..............................    $(114.56)      $  (353.70)      $  (542.24)
                                          =============== ===============  =================


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                   1998                1999               2000
                                              ---------------     ---------------    ---------------

Expected dividend yield.....................         0%                  0%                 0%
Expected stock price volatility.............        50%                 70%                85%
Risk-free interest rate.....................       6.0%                6.5%               6.0%
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

8.  INFORMATION BY BUSINESS SEGMENT

         The Company has two reportable segments as defined by FASB Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION": a Tier III Markets segment and a Nationwide Data Platform segment. The Company owns and operates robust fiber-based networks and switching equipment in all of its 37 Tier III markets, which are predominantly located in the South, Southeast, Midwest and Mid-Atlantic United States. The Nationwide Data Platform segment provides local Internet access infrastructure and other enhanced data services in over 140 markets nationwide.

         The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation and amortization, excluding general corporate expenses and stock compensation expense ("Adjusted EBITDA"). There are no significant intersegment transactions.

         Prior to the development of the Nationwide Data Platform segment in late fiscal 2000, the Company was managed as one reporting segment for the fiscal years ended 1998 and 1999. Therefore, segment data for such years is not presented.



                                                              YEAR ENDED DECEMBER 31, 2000
                                                                  (IN THOUSANDS)


                                                           NATIONWIDE DATA
                                    TIER III MARKETS          PLATFORM            CORPORATE               TOTAL
                                    ----------------          --------            ---------               -----

Revenues.........................     $   161,938           $   47,257          $         -            $  209,195

Adjusted EBITDA..................        (124,545)               1,667                  205              (122,673)
Depreciation and amortization....         (62,842)              (1,409)             (11,878)              (76,129)
Stock compensation expense.......          (1,037)                (346)             (33,188)              (34,571)
Interest income..................           8,429                1,188                2,167                11,784
Interest expense.................        (122,290)                (227)             (13,876)             (136,393)
Cumulative effect of change in
   accounting principle..........          (1,705)                   -                    -                (1,705)
Net income (loss)................        (303,990)                 873              (56,570)             (359,687)
Dividends and accretion on
   redeemable preferred stock                   -                    -              (94,440)              (94,440)
                                      ------------          -----------         ------------           ------------
Net income (loss) applicable to
   shareholders..................     $  (303,990)          $      873          $  (151,010)           $ (454,127)
                                      ------------          -----------         ------------           ------------

Total assets.....................     $   971,861           $  263,708          $    95,706            $1,331,275
                                      ===========           ==========          ============           ============
Capital expenditures.............     $   274,191           $  176,970          $     6,490            $  457,651
                                      ===========           ==========          ============           ============



SERVICE REVENUES

         The Company provides on-net switched and dedicated services and resells switched services previously purchased from the incumbent local exchange carrier. On-net services include both services provided through direct connections to our own networks and services provided by means of unbundled network elements leased from the incumbent local exchange carrier.

         The Company's service revenues consist of the following:



                                                       YEAR ENDED DECEMBER 31,
                                                 1998            1999            2000
                                              -----------    -------------    ------------
                                                             (IN THOUSANDS)

On-net................................          $ 8,248         $44,615         $198,177
Resale................................           14,177          19,698           11,018
                                              -----------    -------------    ------------
Total.................................          $22,425         $64,313         $209,195
                                              ===========    =============    ============


9. SIGNIFICANT CONTRACTS AND CUSTOMERS

         In March 2000, the Company entered into an agreement with Qwest Communications Corporation and Qwest Communications International, Inc. (collectively, "Qwest") pursuant to which (i) the Company purchased approximately $134 million of Internet infrastructure equipment (the "KMC Funding V Equipment") from Qwest and (ii) the Company agreed to install and maintain this equipment, throughout the United States, principally to handle Internet service provider traffic on behalf of Qwest. As amended, the services agreement is for a term of 51 months, commenced in August 2000 and expires in October 2004.

         In June 2000, the Company entered into a second agreement with Qwest, pursuant to which (i) the Company purchased approximately $168 million of Internet infrastructure equipment from Qwest and (ii) the Company agreed to install and maintain this equipment, in cities throughout the United States, principally to handle Internet service provider traffic on behalf of Qwest. The second services agreement commenced in November 2000 and expires in July 2005.

10.  INCOME TAXES

         As of December 31, 2000, the Company and its subsidiaries had consolidated net operating loss carryforwards for United States income tax purposes ("NOLs") of approximately $500 million which expire through 2020. Under
Section 382 of the Internal Revenue Code of 1986, as amended, if the Company undergoes an "ownership change," its ability to use its preownership change NOLs (NOLs accrued through the date of the ownership change) would generally be limited annually to an amount equal to the product of (i) the long-term tax-exempt rate for ownership changes prescribed monthly by the Treasury Department and (ii) the value of the Company's equity immediately before the ownership change, excluding certain capital contributions. Any allowable portion of the preownership change NOLs that is not used in a particular taxable year following the ownership change could be carried forward to subsequent taxable years until the NOLs expire, usually 20 years after they are generated. As a result of the cumulative effect of issuances of preferred and common stock through September 22, 1997, KMC Telecom has undergone an ownership change.

         For financial reporting purposes, the Company has an aggregate of approximately $311 million and $671 million of loss carryforwards and net temporary differences at December 31, 1999 and 2000, respectively. At existing federal and state tax rates, the future benefit of these items approximates $121 million at December 31, 1999 and $262 million at December 31, 2000. Valuation allowances have been established equal to the entire net tax benefit associated with all carryforwards and temporary differences at both December 31, 1999 and 2000 as their realization is uncertain.

         The composition of expected future tax benefits at December 31, 1999 and 2000 is as follows:



                                                                  1999              2000
                                                              --------------   ---------------
                                                                      (IN THOUSANDS)

Net operating loss carryforwards............................    $    83,762      $   195,177
Temporary differences:
   Stock option compensation................................         19,528           33,011
   Interest accretion.......................................         21,127           34,025
   Other, net...............................................         (3,244)            (419)
                                                                --------------   ------------
Total deferred tax assets...................................        121,173          261,794

Less valuation allowance....................................       (121,173)        (261,794)
                                                                --------------   -------------
Net deferred tax assets.....................................    $         -      $         -
                                                                ==============   =============



         A reconciliation of the expected tax benefit at the statutory federal rate of 35% is as follows:


                                                        1998             1999              2000
                                                  ---------------   ---------------- --------------

Expected tax benefit at statutory rate..........        (35.0)%          (35.0)%           (35.0)%
State income taxes, net of federal benefit......         (2.6)            (3.8)             (4.2)
Non-deductible interest expense.................          2.0              1.1               0.8
Other...........................................          0.1              0.1               0.1
Change in valuation allowance...................         35.5             37.6              38.3
                                                  ---------------   ---------------- --------------
                                                            -%               -%                -%
                                                  ===============   ================ ==============


11.  COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases various facilities and equipment under operating leases. Minimum rental commitments are as follows (IN THOUSANDS):

                YEAR ENDING DECEMBER 31:

                        2001.............................        $ 9,737
                        2002.............................          8,403
                        2003.............................          7,602
                        2004.............................          7,039
                        2005.............................          5,224
                  Thereafter............................          22,485
                                                               ------------
                                                                 $60,490
                                                               ============

         Rent expense under operating leases was $1,299,000, $3,815,000, and $7,835,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The amounts presented above for the year ending December 31, 2001 exclude minimum rental commitments of $40.4 million associated with the Company's operating lease for the KMC Funding V Equipment which was terminated in March 2001 as more fully described in Note 18.

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

PURCHASE COMMITMENTS

         As of December 31, 2000, the Company has outstanding commitments aggregating approximately $17 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers and service providers.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain of its executives. In addition to a base salary, these agreements also provide for certain incentive compensation payments, based upon the attainment of certain business and financial milestones.

ARBITRATION AWARD

         During the second quarter of 1999, the Company recorded a $4.3 million charge to other expense in connection with an unfavorable arbitration award. The net amount due under the terms of the award was paid in full in June 1999.

12.  RELATED PARTY TRANSACTIONS

         The Company and certain affiliated companies owned by Kamine share certain administrative services. The entity which bears the cost of the service is reimbursed by the other for the other's proportionate share of such expenses. The Company reimbursed Kamine-affiliated companies for these shared services an aggregate of approximately $136,000, $60,000, and $0 of expense for the years ended December 31, 1998, 1999 and 2000, respectively. During 1999, the Company purchased approximately $180,000 of office furniture and leasehold improvements from an entity controlled by Kamine.

         The Company leases its headquarters office through January 2012 from an entity in which a trust for the benefit of Kamine's children owns a fifty percent interest. This new lease provides for a base annual rental cost of approximately $1.0 million, adjusted periodically for changes in the consumer price index, plus operating expenses. Rent expense recognized under this new lease and a predecessor lease (pursuant to which the Company had leased smaller amounts of space) for the years ended December 31, 1998, 1999 and 2000 was $217,000, $217,000 and $1.1 million, respectively.

         Pursuant to an agreement dated as of January 1, 1999, the Company is entitled to use a Citation III business jet chartered by Bedminster Aviation LLC, a limited liability company wholly owned by Kamine, for a fixed price per hour of flight time. During 1999 and 2000, the Company paid approximately $210,000 and $1.7 million, respectively, for the use of the Citation III. The Company has agreed to use its best efforts to use the Citation III fifty hours per quarter during 2001. However, the Company is under no obligation to do so and it has not guaranteed any financial arrangements with respect to the aircraft or to Bedminster Aviation LLC.

         The Company is currently in negotiations to complete the transfer of its construction division to KNT Network Technologies, LLC ("KNT") a company independently owned by Harold N. Kamine and Nassau Capital, the principal stockholders of the Company. Pursuant to an arrangement between the parties, effective June 1, 2000, the Company transferred substantially all of the employees of its construction division to KNT. KNT is providing construction and maintenance services to the Company and is being reimbursed for all of the direct costs of these activities. In addition, the Company is currently funding substantially all of KNT's general overhead and administrative costs at an amount not to exceed $15 million per annum.

         Amounts paid to KNT during fiscal 2000 related to this arrangement amounted to $20.0 million, of which $8.7 million was for network related construction and was capitalized into networks and equipment and the balance was charged to expense. Further, the Company may be entitled to participate in future profits of KNT, to the extent KNT develops a successful third-party construction business.

         The Company is currently negotiating with KNT to finalize the terms of this arrangement and execute a formal contract which is required to be completed by June 15, 2001.

         Pursuant to an agreement between the Company and Nassau, Nassau was paid $450,000 per annum in cash as a financial advisory fee for the years ended December 31, 1998, 1999 and 2000.

         Upon the initial closing of the offering of the Series G Convertible Preferred Stock in July 2000, the Company paid a fee of $1.0 million in cash to Nassau.

         Upon the initial closing, in November 2000, of the 48 month loan which the Company obtained to finance the KMC Funding Equipment, the Company paid a fee of $1.0 million in cash to Dresdner Kleinwort Benson North American Leasing, Inc.

         As of December 31, 1999 and 2000, the Company has made loans aggregating $575,000 and $350,000 respectively, to certain of its executives. Such loans bear interest at a rate of 6% per annum and are included in other assets.

13.  NET LOSS PER COMMON SHARE

         The following table sets forth the computation of net loss per common share:


                                                             1998                 1999                 2000
                                                        ---------------      ----------------     ----------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
   Net loss before cumulative effect of
    change in accounting principle............           $  (76,753)            $ (225,716)       $  (357,982)
   Cumulative effect of change in accounting
    principle.................................                    -                      -             (1,705)
                                                         --------------         --------------    ---------------
   Net loss...................................              (76,753)              (225,716)          (359,687)
   Dividends and accretion on redeemable
    preferred stock...........................              (18,285)               (81,633)           (94,440)
                                                         --------------         --------------    ---------------
   Numerator for net loss applicable to
    common shareholders.......................           $  (95,038)            $ (307,349)       $  (454,127)
                                                         ==============         ==============    ===============
Denominator:

   Denominator for net loss per common share
    - weighted average number of common
    shares outstanding........................                  831                    852                855
                                                         ==============         ==============    ===============
   Net loss per common share before
    cumulative effect of change in accounting
    principle - basic.........................           $   (114.42)           $   (360.88)      $    (529.22)
   Cumulative effect of change in accounting
    principle.................................                    -                      -               (1.99)
                                                         --------------         --------------    ---------------
   Net loss per common share..................           $   (114.42)           $   (360.88)      $    (531.21)
                                                         ==============         ==============    ===============


Options and warrants to purchase an aggregate of 372,885, 496,729 and 706,196 shares of common stock were outstanding as of December 31, 1998, 1999 and 2000, respectively, but a computation of diluted net loss per common share has not been presented, as the effect of such securities would be anti-dilutive.

14.  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Information with respect to noncash investing and financing activities is as follows:

   In connection with the Senior Discounts Notes, the Company recognized noncash interest expense of $33.3 million and $39.0 million in 1999 and 2000, respectively.

   During 1999, the Company issued stock dividends to the holders of the Series E Preferred Stock and Series F Preferred Stock of 5,004 shares and 4,177 shares, respectively. During 2000, the Company issued stock dividends to the holders of the Series E Preferred Stock and Series F Preferred Stock of 9,951 shares and 6,654 shares, respectively.

   In connection with options granted to employees under the KMC Holdings Stock Option Plan in 1998, 1999, and 2000 and under the KMC Telecom Stock Option Plan in 1997, cumulative deferred compensation obligations of $27,906,000, $50,972,000, and $89,190,000 have been established in 1998, 1999 and 2000, respectively, with offsetting credits to additional paid-in capital. Noncash compensation expense of $23,758,000, $23,947,000 and $34,571,000 in 1998,
   1999 and 2000, respectively, was recognized in connection with such options. In connection with options granted to individuals employed by certain affiliates of the Company in 1998, 1999 and 2000, the Company recognized noncash compensation expense of $4,668,000, $5,832,000 and $3,796,000 respectively. In addition, during 1998 the Company cancelled all of the then outstanding options granted under the KMC Telecom Stock Option Plan, resulting in the reversal of previously recognized compensation expense of $21.3 million.

15.  RECIPROCAL COMPENSATION

         In May 2000, the Company reached a resolution of its claims for payment of certain reciprocal compensation charges, previously disputed by BellSouth Corporation. Under the agreement, BellSouth made a one-time payment that resolved all amounts billed through March 31, 2000. In addition, BellSouth and the Company agreed to future rates for reciprocal compensation, setting new contractual terms for payment. Under the terms of the agreement, the rates for reciprocal compensation will be reduced, and will apply to all local traffic, including ISP-bound traffic, thereby eliminating the principal area of dispute between the parties. The reduction will be phased in over a three-year period beginning with a rate of $.002 per minute of use until March 31, 2001, $.00175 per minute of use from April 1, 2001 through March 31, 2002 and $.0015 per minute of use from April 1, 2002 through March 31, 2003.

         The Company is currently pursuing resolution of this issue with other incumbent local exchange carriers. Its goal is to reach mutually acceptable terms for both outstanding and future reciprocal compensation amounts for all traffic. The Company cannot assure you that it will reach new agreements with these carriers on favorable terms. However, as of December 31, 2000, the Company has provided reserves which it believes are sufficient to cover any amounts which may not be collected, but it cannot assure you that this will be the case. The Company will continue to consider the circumstances surrounding this dispute periodically in determining whether additional reserves against unpaid balances are warranted.

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

REDEEMABLE EQUITY

         The fair value of the Company's redeemable equity instruments are estimated based upon third party valuations.

INTEREST RATE SWAP

         At December 31, 2000, the Company had two interest rate swap agreements to reduce the impact on interest expense of fluctuations in interest rates on a portion of its variable rate debt. The effect of these agreements is to limit the Company's interest rate exposure on a notional amount of debt of $415.0 million. The fair value was estimated as the amount the Company would receive if the swap agreements were terminated at December 31, 2000.

ESTIMATED FAIR VALUES

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows (IN MILLIONS):


                                                           1999                     2000
                                                 ---------------------    --------------------------
                                                  CARRYING       FAIR      CARRYING       FAIR
                                                   AMOUNT       VALUE       AMOUNT        VALUE
                                                 ----------    -------    -----------    -----------


Cash and cash equivalents......................     $  86.0     $  86.0      $ 110.0     $ 110.0
Long-term debt:
  Floating rate................................       235.0       235.0        728.2       728.2
  Fixed rate - Senior Discount Notes...........       301.1       275.7        340.2        85.3
  Fixed rate - Senior Notes....................       275.0       263.5        275.0       109.5
Redeemable equity instruments:
  Series E Preferred Stock.....................        50.8        65.0         62.0        75.0
  Series F Preferred Stock.....................        41.4        44.2         50.6        47.9
  Series A Preferred Stock.....................        71.3       150.0        109.3       180.0
  Series C Preferred Stock.....................        40.3        83.3         72.7       124.5
  Series G-1 Preferred Stock...................         -           -           19.4        19.9
  Series G-2 Preferred Stock...................         -           -          158.8       162.6
  Redeemable common stock......................        33.8        56.0         45.6        67.2
  Redeemable common stock warrants.............        12.9        21.6         16.8        25.9
Interest rate swaps (asset):
   1999 Swap...................................         -           3.9         -             -
   Amended and restated interest rate swap.....         -            -          -            (8.2)
   June 2000 swap..............................         -            -          -            (5.0)



CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with major financial institutions. With respect to accounts receivable, the Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral. At December 31, 2000, reciprocal compensation comprised approximately $7.2 million or 12.4% of the gross accounts receivable balance. The Company has contracts with Qwest (see
Note 9) which accounted for 36% of the Company's total revenue during the year ended December 31, 2000. As of December 31, 2000, amounts due from Qwest comprised $11.9 million or 20.4% of the Company's total accounts receivable, none of which is past due. For the twelve months ended December 31, 1999 and 1998, no one customer accounted for more than 10% of revenue.

         The Company maintains interconnection agreements with the major incumbent local exchange carriers ("ILECs") in each state in which it operates. Among other things, these contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic of Internet service providers ("ISPs") in each state. ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to competitive local exchange carriers should apply to local telephone calls from an ILEC's customers to ISPs served by competitive local exchange carriers. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local intrastate calls. Competitive local exchange carriers have contended that the interconnection agreements provide no exception for local calls to ISPs and reciprocal compensation is therefore applicable. The ILECs have threatened to withhold, and in many cases have withheld, reciprocal compensation to competitive local exchange carriers for the transport and termination of these calls. During 1999 and 2000, the Company recognized revenue from these ILECs of approximately $9.7 million and $18.2 million, or 15.1% and 8.7% of 1999 and 2000 revenue, respectively, for these services. Payments of approximately $1.6 million and $19.5 million were received from the ILECs during 1999 and 2000, respectively.

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

17.  SUPPLEMENTAL GUARANTOR INFORMATION

         In May 1999, the Company sold $275 million aggregate principal amount of Senior Notes. KMC Telecom Financing Inc. (the "Guarantor"), a wholly-owned subsidiary of the Company, has fully and unconditionally guaranteed the Company's obligations under these notes. Separate financial statements and other disclosures of the Guarantor are not presented because management determined the information is not material to investors. No restrictions exist on the ability of the Guarantor to make distributions to the Company except to the extent provided by law generally (adequate capital to pay dividends under corporate laws) and restrictions contained in the Company's credit facilities.

         The following condensed consolidating financial information presents the results of operations, financial position and cash flows of KMC Holdings (on a stand alone basis), the guarantor subsidiary (on a stand alone basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results for the Company at December 31, 2000 and 1999 and for the years then ended. The non-guarantor subsidiaries include KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom.com LLC, KMC Telecom of Virginia, Inc., KMC Telecom Financial Services LLC, KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom III Leasing III LLC, KMC Telecom V, Inc., KMC Telcom VI, Inc., KMC Telecom VII, Inc. and KMC Funding Corporation, (collectively, the "Non-Guarantor Subsidiaries").



               GUARANTOR/NON-GUARANTOR CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                                                      CONSOLIDATED
                                                              KMC TELECOM                     NON-                        KMC
                                                              HOLDINGS, INC.               GUARANTOR                    TELECOM
                                                              PARENT CO.      GUARANTOR   SUBSIDIARIES  ELIMINATIONS  HOLDINGS, INC.
                                                              ----------      ---------   ------------  ------------  --------------

ASSETS
Current assets:
    Cash and cash equivalents............................... $   21,922         $    --    $   88,055  $       --     $  109,977
    Restricted investments..................................         --          37,125            --          --         37,125
    Accounts receivable, net................................         --              --        47,141          --         47,141
    Prepaid expenses and other current assets...............      1,042              --        13,846          --         14,888
    Amounts due from subsidiaries...........................    124,455              --        39,273    (163,728)            --
                                                             -----------        ---------  ----------  ------------   ------------
Total current assets                                            147,419          37,125       188,315    (163,728)        209,131

Investment in subsidiaries..................................     35,000              --            --     (35,000)             --
Long-term restricted investments............................         76          19,284        43,571          --          62,931
Networks and equipment, net ................................     53,149              --       968,535          --       1,021,684
Intangible assets, net .....................................      1,368              --         2,467          --           3,835
Deferred financing costs, net...............................     17,524              --        15,242          --          32,766
Loans receivable from subsidiaries..........................    866,713              --            --    (866,713)             --
Other assets................................................        624              --           304          --             928
                                                            ------------        ---------  ----------  ------------   -------------
                                                            $ 1,121,873         $56,409    $1,218,434  $(1,065,441)   $  1,331,275
                                                            ============        =========  ==========  =============  =============

LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY
(DEFICIENCY)
Current liabilities:
    Accounts payable........................................ $  169,398         $    --    $   11,405  $         --   $    180,803
    Accrued expenses........................................     38,666              --        34,939            --         73,605
    Amounts due to subsidiaries.............................         --              --       163,728       (163,728)           --
    Deferred revenue........................................         --              --        17,839            --         17,839
                                                             -----------        ---------  ----------  -------------- ------------
Total current liabilities...................................    208,064              --       227,911       (163,728)      272,247

Notes payable...............................................         --              --       728,173            --        728,173
Senior notes payable........................................    275,000              --            --             --       275,000
Senior discount notes payable...............................    340,181              --            --             --       340,181
Loans payable to parent.....................................         --          49,415       817,298       (866,713)           --
Losses of subsidiaries in excess of basis...................    596,288              --            --       (596,288)           --
                                                             -----------        ---------  ----------  -------------- -------------
Total liabilities...........................................  1,419,533           49,415    1,773,382     (1,626,729)    1,615,601

Redeemable equity:
    Senior redeemable, exchangeable, PIK preferred stock:
        Series E............................................     61,992               --           --             --        61,992
        Series F............................................     50,568               --           --             --        50,568
    Redeemable cumulative convertible preferred stock:
        Series A............................................    109,272               --           --             --       109,272
        Series C............................................     72,701               --           --             --        72,701
    Redeemable cumulative convertible preferred stock:
        Series G-1..........................................     19,435               --           --             --        19,435
        Series G-2..........................................    158,797               --           --             --       158,797
    Redeemable common stock.................................     45,563               --           --             --        45,563
    Redeemable common stock warrants........................     16,817               --           --             --        16,817
                                                             -----------        ---------  ----------  --------------  ------------
Total redeemable equity ....................................    535,145               --           --             --       535,145
Nonredeemable equity (deficiency):
    Common stock ...........................................          6               --            8             (8)            6
    Unearned compensation...................................    (16,608)              --           --             --       (16,608)
    Accumulated deficit.....................................   (816,203)           6,994     (554,956)       561,296      (802,869)
                                                             -----------        ---------  -- --------      ---------  ------------
Total nonredeemable equity (deficiency).....................   (832,805)           6,994     (554,948)       561,288      (819,471)
                                                             -----------        ---------  ----------- --------------  ------------
                                                             $1,121,873         $ 56,409   $1,218,434  $  (1,065,441)  $ 1,331,275
                                                             ===========        =========  =========== ==============  ============



          GUARANTOR/NON-GUARANTOR CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                        KMC TELECOM                        NON-                     CONSOLIDATED
                                                       HOLDINGS, INC.                    GUARANTOR                    KMC TELECOM
                                                        PARENT CO.        GUARANTOR     SUBSIDIARIES  ELIMINATIONS  HOLDINGS, INC.
                                                        -----------       ---------     ------------  ------------  --------------

Revenue.............................................   $       --        $     --      $  209,195     $      --     $   209,195
Operating expenses:
    Network operating costs.........................           --              --         169,593            --         169,593
    Selling, general and administrative.............      100,113              --          62,162            --         162,275
    Stock option compensation expense...............       33,188              --           1,383            --          34,571
    Depreciation and amortization...................       11,878              --          64,251            --          76,129
                                                       --------------    -----------   ------------   -----------    -------------
Total operating expenses............................      145,179              --         297,389            --         442,568
                                                       --------------    -----------   ------------   -----------    -------------

Loss from operations................................     (145,179)             --         (88,194)           --        (233,373)

Intercompany charges................................      134,409              --        (134,409)           --             --
Interest income.....................................       68,450           3,752           5,865       (66,283)         11,784
Interest expense....................................      (80,157)             --        (122,519)       66,283        (136,393)
Equity in net loss of subsidiaries..................     (349,161)             --              --       349,161              --
                                                      ---------------    -----------   ------------   -----------    -------------
Net income (loss) before cumulative effect of
   change in accounting principle...................     (371,638)          3,752        (339,257)      349,161        (357,982)
Cumulative effect of change in accounting
   principle........................................           --              --          (1,705)           --          (1,705)
                                                      ---------------    -----------   ------------   -----------    -------------
Net income (loss)...................................     (371,638)          3,752        (340,962)      349,161        (359,687)

Dividends and accretion on redeemable preferred
   stock............................................      (94,440)             --         --              --            (94,440)
                                                      ---------------    -----------   ------------   -----------    -------------
Net income (loss) applicable to common
   shareholders.....................................  $  (466,078)       $  3,752      $ (340,962)    $ 349,161      $ (454,127)
                                                      ===============    ===========   ============   ===========    =============



          GUARANTOR/NON-GUARANTOR CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)



                                                      KMC TELECOM                        NON-                      CONSOLIDATED
                                                    HOLDINGS, INC.                    GUARANTOR                    KMC TELECOM
                                                      PARENT CO.       GUARANTOR     SUBSIDIARIES   ELIMINATIONS   HOLDINGS, INC.
                                                      ----------       ---------     ------------   ------------   --------------

OPERATING ACTIVITIES
Net loss..........................................   $   (371,638)     $    3,752     $ (340,962)     $ 349,161    $ (359,687)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Equity in net loss of subsidiaries.............        349,161             --             --        (349,161)          --
   Depreciation and amortization..................         11,878             --          64,251             --        76,129
   Provision for doubtful accounts................             --             --           7,875             --         7,875
   Non-cash interest expense......................         38,858             77           6,700             --        45,635
   Non-cash stock option compensation expense.....         33,188             --           1,383             --        34,571
   Changes in assets and liabilities:
     Accounts receivable..........................              6             --         (27,649)            --       (27,643)
     Prepaid expenses and other current assets....            207             --          (2,720)            --        (2,513)
     Accounts payable.............................        128,414             --         (96,873)            --        31,541
     Accrued expenses.............................         23,837             --          10,286             --        34,123
     Deferred revenue.............................             --              --         13,530             --        13,530
     Amounts due from subsidiaries................        (51,483)            --          51,483             --           --
     Other assets.................................            207             --            (216)            --            (9)
                                                     ------------      ----------     -----------    ----------    -----------
Net cash provided by (used in) operating                  162,635           3,829       (312,912)            --      (146,448)
 activities.....................................     ------------      ----------     -----------    ----------    -----------

INVESTING ACTIVITIES
Loans receivable from subsidiaries................       (276,609)        (35,914)       312,523             --           --
Construction of networks and purchases of
   equipment......................................         (2,934)            --        (473,706)            --      (476,640)
Acquisitions of franchises, authorizations and
   related assets.................................            (70)            --            (856)            --          (926)
Investments in subsidiaries.......................        (35,000)            --          35,000             --            --
Additions to restricted investments...............            --              --         (43,471)            --       (43,471)
Redemption of investments.........................            --          32,085              --             --        32,085
                                                     -------------    ------------    -----------    -----------   -----------
Net cash used in investing activities.............       (314,613)        (3,829)       (170,510)            --      (488,952)
                                                     -------------    ------------    -----------    ----------    -----------

FINANCING ACTIVITIES
Proceeds from notes payable, net of issuance
costs.............................................             --             --         108,475             --       108,475
Proceeds from issuance of preferred stock, net of
  issuance costs..................................        177,500             --             --              --       177,500
Proceeds from exercise of stock options...........            562             --             --              --           562
Proceeds from senior secured credit facility, net
   of issuance costs.............................             --              --         376,203             --       376,203
Repurchase and retirement of Series F Preferred
   Stock..........................................         (3,329)            --              --             --       (3,329)
                                                     ------------     -------------   ------------   -----------   -----------
Net cash provided by financing activities.........        174,733             --         484,678             --      659,411
                                                     ------------     =============   ------------   ===========   ----------

Net increase in cash and cash equivalents.........         22,755             --           1,256            --         24,011
Cash and cash equivalents, beginning of year......           (833)            --          86,799            --         85,966
                                                     ------------      ------------   ------------   ------------  -----------
Cash and cash equivalents, end of year............   $     21,922      $      --      $   88,055      $     --     $  109,977
                                                     ============      ============   ============   ============ ============




               GUARANTOR/NON-GUARANTOR CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                      KMC TELECOM                        NON-                     CONSOLIDATED
                                                    HOLDINGS, INC.                    GUARANTOR                   KMC TELECOM
                                                      PARENT CO.       GUARANTOR     SUBSIDIARIES  ELIMINATIONS  HOLDINGS, INC.
                                                      ----------       ---------     ------------  ------------  --------------
ASSETS
Current assets:
    Cash and cash equivalents (overdraft)...........  $    (833)       $      --     $    86,799    $     --    $     85,966
    Restricted investments..........................        --            37,125              --          --          37,125
    Accounts receivable, net........................          6               --          27,367          --          27,373
    Prepaid expenses and other current assets.......      1,249               --             126          --           1,375
    Amounts due from subsidiaries...................     72,972               --         (72,972)         --              --
                                                      ---------        ----------    ------------   ---------   -------------
Total current assets                                     73,394           37,125          41,320          --         151,839

Long-term restricted investments....................        --            51,446              --          --          51,446
Networks and equipment, net ........................     58,531               --         580,793          --         639,324
Intangible assets, net .............................      1,388               --           2,214          --           3,602
Deferred financing costs, net.......................     21,031               --          17,785          --          38,816
Loans receivable from subsidiaries..................    590,103          (85,329)       (504,774)         --              --
Other assets........................................        825               --             188          --           1,013
                                                      ---------        ----------    ------------   ---------   ------------
Total assets........................................  $ 745,272        $   3,242     $   137,526    $     --    $    886,040
                                                      =========        ===========   ===========    =========   ============

LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY
(DEFICIENCY)
Current liabilities:
    Accounts payable................................  $  40,984        $      --     $   126,506    $     --    $    167,490
    Accrued expenses................................     14,967               --          22,080          --          37,047
    Deferred revenue................................         --               --           4,309          --           4,309
                                                      ----------       -----------   ------------   ---------   -------------
Total current liabilities...........................     55,951               --         152,895          --         208,846

Notes payable.......................................        --                --         235,000          --         235,000
Senior notes payable................................    275,000               --              --          --         275,000
Senior discount notes payable.......................    301,137               --              --          --         301,137
Losses of subsidiaries in excess of basis...........    247,127               --              --    (247,127)             --
                                                      ---------        ----------    ------------   ----------  -------------
Total liabilities...................................    879,215               --         387,895    (247,127)      1,019,983

Redeemable equity:
    Senior redeemable, exchangeable, PIK
      preferred stock:
        Series E....................................     50,770               --              --          --          50,770
        Series F....................................     41,370               --              --          --          41,370
    Redeemable cumulative convertible preferred stock:
        Series A.....................................    71,349               --              --          --          71,349
        Series C.....................................    40,301                               --          --          40,301
    Redeemable common stock..........................    33,755               --              --          --          33,755
    Redeemable common stock warrants.................    12,925               --              --          --          12,925
                                                      ---------        ----------    -----------    ---------   ------------
Total redeemable equity .............................   250,470               --              --          --         250,470
Nonredeemable equity (deficiency):
    Common stock ....................................         6               --              --                           6
    Additional paid-in capital.......................       --                --              --          --              --
    Unearned compensation............................    (9,163)              --              --          --          (9,163)
    Accumulated deficit..............................  (375,256)           3,242        (250,369)    247,127        (375,256)
                                                      ----------       ------------  ------------   ----------  -------------
    Total nonredeemable equity (deficiency)..........  (384,413)           3,242        (250,369)    247,127        (384,413)
                                                      ----------       ------------  ------------   ----------  -------------
                                                      $ 745,272        $   3,242     $   137,526    $     --    $    886,040
                                                      ==========       ===========   ============   =========   =============




          GUARANTOR/NON-GUARANTOR CONSOLIDATING STATEMENT OF OPERATIONS
                        YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                      KMC TELECOM                        NON-                     CONSOLIDATED
                                                    HOLDINGS, INC.                    GUARANTOR                   KMC TELECOM
                                                      PARENT CO.       GUARANTOR     SUBSIDIARIES  ELIMINATIONS  HOLDINGS, INC.
                                                      ----------       ---------     ------------  ------------  --------------

Revenue............................................  $      --         $      --     $    64,352    $     (39)     $    64,313
Operating expenses:
    Network operating costs........................         --                --         110,348          (39)         110,309
    Selling, general and administrative............      40,714               --          15,089           --           55,803
    Stock option compensation expense..............      29,833               --              --           --           29,833
    Depreciation and amortization..................       3,104               --          25,973           --           29,077
                                                     -----------       ----------    ------------   ----------   --------------
Total operating expenses...........................      73,651               --         151,410          (39)         225,022
                                                     -----------       ----------    -----------    ----------     ------------

Loss from operations...............................     (73,651)              --         (87,058)          --         (160,709)

Intercompany charges...............................      72,972               --         (72,972)          --               --
Other expense......................................      (4,297)              --              --           --           (4,297)
Interest income....................................       1,872            3,242           3,587           --            8,701
Interest expense...................................     (36,729)              --         (32,682)          --          (69,411)
Equity in net loss of subsidiaries.................    (185,883)              --              --      185,883               --
                                                     -----------       ----------    ------------   ---------    --------------
Net income (loss)..................................    (225,716)           3,242       (189,125)      185,883         (225,716)

Dividends and  accretion on  redeemable  preferred      (81,633)              --             --            --          (81,633)
stock..............................................  -----------       ----------    -------------  ---------    --------------

Net income (loss) applicable to common               $ (307,349)       $   3,242     $ (189,125)    $ 185,883      $  (307,349)
shareholders.......................................  ===========       ==========    ============   =========    ==============




          GUARANTOR/NON-GUARANTOR CONSOLIDATING STATEMENT OF CASH FLOWS
                        YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                      KMC TELECOM                        NON-                      CONSOLIDATED
                                                    HOLDINGS, INC.                    GUARANTOR                    KMC TELECOM
                                                      PARENT CO.       GUARANTOR     SUBSIDIARIES  ELIMINATIONS   HOLDINGS, INC.
                                                      ----------       ---------     ------------  ------------   --------------

OPERATING ACTIVITIES
Net loss..........................................   $   (225,716)     $    3,242     $ (189,125)    $185,883     $ (225,716)
Adjustments  to  reconcile  net  loss to net  cash
  used in operating activities:
   Equity in net loss of subsidiaries.............        185,883             --             --      (185,883)           --
   Depreciation and amortization..................          3,104             --          25,973          --          29,077
   Non-cash interest expense......................         36,963             --          (5,822)         --          31,141
   Non-cash stock option compensation expense.....         29,833             --             --           --          29,833
   Changes in assets and liabilities:
     Accounts receivable..........................             (6)            --         (19,828)         --         (19,834)
     Prepaid expenses and other current assets....           (917)            --             857          --             (60)
     Accounts payable.............................            441             --         (28,878)         --          29,319
     Accrued expenses.............................          9,075             --          15,152          --          24,227
     Amounts due from subsidiaries................        (52,050)            --          52,050          --             --
     Other assets.................................          1,128             --           2,592          --           3,720
                                                     -------------     -----------    -----------    --------     ----------
Net cash provided by (used in) operating                  (12,262)          3,242        (89,273)         --         (98,293)
activities........................................   -------------     -----------    -----------    --------     -----------

INVESTING ACTIVITIES
Loans receivable from subsidiaries................       (324,390)         85,329        239,061          --             --
Construction of networks and purchases of
  equipment.........................................      (18,327)            --        (300,209)         --        (318,536)
Acquisitions  of  franchises,  authorizations  and
  related assets..................................           (796)            --          (1,196)         --          (1,992)
Redemption (purchase) of investments..............            --          (88,571)        27,920      104,101         43,450
                                                     -------------     -----------    -----------    --------     ----------
Net cash used in investing activities.............       (343,513)         (3,242)       (34,424)     104,101       (277,078)
                                                     -------------     -----------    -----------    --------     -----------

FINANCING ACTIVITIES
Proceeds  from  issuance  of  preferred  stock and
  related warrants, net of issuance costs.........         91,001             --             --           --          91,001
Proceeds from exercise of stock options...........            333             --             --           --             333
Proceeds  from  issuance of senior  notes,  net of
  issuance  costs and  purchase  of  portfolio  of
  restricted investments.........................         262,387             --             --      (104,101)       158,286
Proceeds from senior secured credit facility,  net
  of issuance costs..............................             --              --         192,836          --         192,836
Issuance costs of Lucent facility.................            --              --          (2,300)         --          (2,300)
                                                     -------------     -----------    -----------    --------     -----------
Net cash provided by financing activities.........        353,721             --         190,536     (104,101)       440,156
                                                     -------------     ===========    -----------    ========     ----------

Net increase (decrease) in cash and cash
equivalents.......................................         (2,054)            --          66,839          --          64,785
Cash and cash equivalents, beginning of year......          1,221             --          19,960          --          21,181
                                                     -------------     -----------    -----------    --------     ----------
Cash and cash equivalents, end of year............   $       (833)     $      --      $   86,799    $      --     $   85,966
                                                     =============     ===========    ===========   ==========    ==========



18.  SUBSEQUENT EVENTS

KMC FUNDING MONETIZATION

         In March 2001, the Company entered into a financing transaction (the "KMC Funding Monetization") that resulted in the Company receiving unrestricted gross proceeds of $325.0 million from a secured loan. The KMC Funding Monetization is secured by the future cash flows from the Company's Nationwide Data Platform business contract that was entered into in June 2000 (see Note 9). The KMC Funding Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. The Company retains the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). The Company realized net proceeds of approximately $145.5 million after using the gross proceeds to pay off the 48 month loan which the Company obtained from Dresdner Kleinwort Benson North American Leasing, Inc. in November 2000 to finance its acquisition of the KMC Funding Equipment (see Note 5), as well as financing fees and expenses related to the monetization. The interest rate on the KMC Funding Monetization is 7.34%.

KMC FUNDING V MONETIZATION

         In March 2001, the Company entered into a financing transaction (the "KMC Funding V Monetization") that resulted in the Company receiving unrestricted gross proceeds of $225.4 million from a secured loan. The KMC Funding V Monetization is secured by the future cash flows from the Company's Nationwide Data Platform business contract that was entered into in March 2000 (see Note 9). The KMC Funding V Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. The Company retains the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). The Company realized net proceeds of approximately $125.5 million after using the proceeds to exercise its purchase option with respect to the KMC Funding V Equipment which the Company was leasing from GECC and CIT Lending Services Corporation under an operating lease, as well as to pay any financing fees and expenses related to the monetization. The interest rate on the KMC Funding V Monetization is 6.77%.

SPRINGING WARRANTS

         Effective February 4, 2001 the Company became obligated to issue warrants to purchase an aggregate of 107,228 shares of its common stock at an exercise price of $.01 per share to certain holders of the Series E Preferred Stock and Series F Preferred Stock as a result of the Company's failure to redeem, prior to that date, all of the outstanding shares of Series F Preferred Stock. The issuance of these warrants will trigger anti-dilution provisions in our Series A Preferred Stock, Series C Preferred Stock and Series G Preferred Stock resulting in adjustments to the conversion prices which may result in an increase in the number of shares of common stock into which they are convertible of approximately 20,522 shares, 14,194 shares and 18,478 shares, respectively. The issuance of the Springing Warrants will also trigger anti-dilution provisions in certain of our other outstanding warrants which will increase the number of shares of common stock for which such warrants are exercisable by approximately 3,740 shares.

SERIES F PREFERRED STOCK

         Effective February 4, 2001, all the shares of Series F Preferred Stock were converted into shares of Series E Preferred Stock on a one to one basis in accordance with the provisions of the Certificate of Designations of the Series F Preferred Stock.

VOIP EQUIPMENT CONTRACT

         In March 2001, the Company entered into an agreement with Qwest pursuant to which (i) the Company purchased approximately $65 million of Voice over Internet Protocol equipment from Qwest and (ii) the Company agreed to install and maintain this equipment throughout the United States, principally to handle Voice over Internet Protocol traffic on behalf of Qwest. The services agreement commences in the second half of 2001 and expires 48 months later, and provides guaranteed annualized revenues of approximately $29 million. The Company expects to enter into a financing transaction to fund the cost of this equipment.

AMENDMENT TO AMENDED SENIOR SECURED CREDIT FACILITY

         In April 2001, the Company and its Lenders under the Amended Senior Secured Credit Facility agreed to make certain further amendments to the facility, including the following:

         Certain of the financial covenants were amended to reflect changes in the Company's business since the Amended Senior Secured Credit Facility was entered into and to permit continued compliance with those covenants by the Borrowers in accordance with the Company's revised business plan. In addition, certain additional financial covenants were added, the most significant of which will require the Borrowers to meet specific liquidity tests prior to each due date of cash interest and dividend payments on the Company's senior discount notes, senior notes and preferred stock.

         In addition to the existing reductions in the aggregate Revolver commitment, the Revolver commitment will be further reduced, pro rata with the Term Loan and Lucent Term Loan, (i) by applying the net asset sale proceeds of certain asset sales (both as defined in the Amended Senior Secured Credit Facility) in an amount equal to 85% of gross property, plant and equipment allocated to the assets sold, plus 50% of any proceeds in excess of the full gross property, plant and equipment allocated to the assets sold (plus a make up of any shortfall on prior asset sales), (ii) by 50% of the net securities proceeds (as defined) from the future issuance of equity interests by KMC Holdings in excess of a cumulative $ 200.0 million and (iii) by prepayment of an aggregate of $100 million on before May 1, 2002.

         The Company will be required to use 50% of the excess cash flows (as defined) from its National Data Platform business to make additional capital contributions to the Borrowers.

         The repayment schedule for the Term Loan was amended to provide for 17 consecutive quarterly installments commencing April 1, 2003 in the same percentages of outstanding principal amount as the specified percentage reduction in the Revolver commitment on the same date. The final installment will now be due on April 1, 2007. Repayments of the Term Loan will also be made from its pro rata share of net assets sale proceeds, net securities proceeds and the $100.0 million repayment required to be made by May 1, 2002, all as described above.

         The repayment schedule for the Lucent Term Loan was also amended to provide for 17 consecutive quarterly installments commencing April 1, 2003 in the same percentages of outstanding principal amount as the specified percentage reduction in the Revolver commitment on the same date. The final installment will now be due on April 1, 2007. Repayments on the Lucent Term Loan will also be made from its pro rata share of net asset sale proceeds, net securities proceeds and the $100.0 million repayment required to be made by May 1, 2002, all as described above.

         The interest rates on loans under the Amended Senior Secured Credit Facility were increased. The "Applicable Base Rate Margin" now ranges from 3.25% to 4.25% and the "Applicable LIBOR Margin" now ranges from 4.25% to 5.25%. Interest is now payable monthly.

         KMC Holdings has agreed that it will form a subsidiary holding company which will own all of the common stock of its operating subsidiaries which are engaged in its National Data Platform business. KMC Holdings has agreed to pledge the shares of the data subsidiary holding company as further collateral for KMC Holdings' guaranty of the Amended Senior Secured Credit Facility.

         In connection with the amendment, the Lenders also waived failures by the Borrowers to comply with certain of the prior financial covenants as of March 31, 2001 and the Company made aggregate capital contributions to the Borrowers of $200.0 million. In addition, the collateral for KMC Holdings' guaranty of the Amended Senior Secured Credit Facility was expanded to include substantially all of the assets of KMC Holdings.

LENDER WARRANTS

         In connection with the execution of the amendment to the Amended Senior Secured Credit Facility discussed above, the Company agreed to deliver to a warrant agent certificates representing warrants to purchase an aggregate of 166,542 shares of common stock at an exercise price of $.01 per share (the "Lender Warrants"). The terms of the Lender Warrants provide that they will become issuable under the circumstances described in the following paragraphs.

         If the Company fails to (i) prepay an aggregate of $50 million under the Amended Senior Secured Credit Facility by October 31, 2001, (ii) prepay an additional $50 million under the Amended Senior Secured Credit Facility by January 31, 2002 and (iii) make additional cash capital contributions to the Borrowers in the aggregate amount of $50 million by January 31, 2002, 50% of the Lender Warrants will be issued pro rata to the Lenders under the Amended Senior Secured Credit Facility. If the Company fails to make additional cash capital contributions to the Borrowers in the aggregate amount of $100 million by March 31, 2002 (including any amounts taken into consideration pursuant to clause
(iii) above), 50% of the Lender Warrants will be issued pro rata to the Lenders under the Amended Senior Secured Credit Facility. Any Lender Warrants which do not become issuable as described herein will be returned to the Company by the Warrant Agent.

NOTE REPURCHASES

         We believe that the present market prices of our 12 1/2% senior discount notes and our 13 1/2% senior notes represent an opportunity for us to reduce our long-term debt. Accordingly, our subsidiaries have recently made, and may in the future make, purchases of senior discount notes and/or senior notes in the open market from time to time at then prevailing market prices. Certain of our officers and directors may also make purchases for their own account. We may utilize a portion of our unrestricted cash to pay for any purchases of senior discount notes or senior notes that we may make.

FUTURE DEBT REPAYMENT SCHEDULE

         Due to the significant changes in the Company's future debt repayment structure subsequent to December 31, 2000, the principal repayment schedule of the Company's outstanding debt as of March 31, 2001 is as follows (IN THOUSANDS):


                              2001                 $   86,327
                              2002                    129,952
                              2003                    221,478
                              2004                    269,017
                              2005                    221,002
                        Thereafter                    904,675
                                                    ---------
                             Total                $ 1,832,451
                                                    =========

                    Independent Auditors' Report on Schedules


The Board of Directors and Stockholders
KMC Telecom Holdings, Inc.


We have audited the consolidated balance sheets of KMC Telecom Holdings, Inc. as of December 31, 1999 and 2000 and the related consolidated statements of operations, redeemable and nonredeemable equity and cash flows for the years then ended. Our audit report issued thereon dated April 17, 2001 is included elsewhere in this Form 10-K. Our audit also included the financial statement schedules listed in Item 14(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


                                                 /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
April 17, 2001


         SCHEDULE I - Condensed Financial Information of Registrant
                             KMC Telecom Holdings, Inc.
                                (Parent Company)

                            Condensed Balance Sheets
                                 (IN THOUSANDS)


                                                                                                      DECEMBER 31
                                                                                      --------------------------------------
                                                                                             1999              2000
                                                                                --------------      ------------------
ASSETS
Current assets:
  Cash and cash equivalents (overdraft).........................................      $       (833)       $    21,920
  Amounts due from subsidiaries.................................................            72,972            124,455
  Prepaid expenses and other current assets.....................................             1,255              1,042
                                                                                      --------------      ------------
  Total current assets..........................................................            73,394            147,417
  Loans receivable from subsidiaries............................................           590,103            866,713
  Networks, property and equipment, net.........................................            58,531             53,149
  Intangible assets, net........................................................             1,388              1,368
  Deferred financing costs, net.................................................            21,031             17,524
  Investment in subsidiaries....................................................                --             35,000
  Other assets..................................................................               825                700
                                                                                      --------------      ------------
                                                                                      $    745,272        $ 1,121,871
                                                                                      == ===========      ============
LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..............................................................      $     40,984        $   169,398
  Accrued expenses..............................................................            14,967             38,666
                                                                                      --------------      ------------
Total current liabilities.......................................................            55,951            208,064
Senior notes payable............................................................           275,000            275,000
Senior discount notes payable...................................................           301,137            340,181
Losses of subsidiaries in excess of basis.......................................           247,127            596,288
                                                                                      --------------      ------------
Total liabilities...............................................................           879,215          1,419,533
Redeemable equity:
   Senior redeemable, exchangeable, PIK preferred stock, par value $.01 per share;  authorized:  630  shares  in 1999  and  2000;  shares  issued  and outstanding:
       Series E, 65 shares in 1999 and 75 shares in 2000 ($74,954 liquidation
        preference).                                                                        50,770             61,992
       Series F, 44 shares in 1999 and 48 shares in 2000 ($47,866 liquidation
        preference).                                                                        41,370             50,568
   Redeemable cumulative  convertible preferred stock, par value $.01 per share;
      499 shares authorized; shares issued and outstanding:
       Series A, 124 shares in 1999 and 2000 ($12,380 liquidation preference)...            71,349            109,272
       Series C, 175 shares in 1999 and 2000 ($17,500 liquidation preference)...            40,301             72,701
   Redeemable cumulative  convertible preferred stock, par value $.01 per share;
      2,500 shares authorized; shares issued and outstanding:
       Series G-1, -0- shares in 1999 and 59 shares in 2000 ($19,900 liquidation
        preference)                                                                             --             19,435
     Series G-2, -0- shares in 1999 and 481 shares in 2000 ($162,600
       liquidation preference)...............................................                   --            158,797
    Redeemable common stock, shares issued and outstanding, 224 in 1999 and 2000            33,755             45,563
    Redeemable common stock warrants............................................            12,925             16,817
                                                                                       -------------      ------------
Total redeemable equity.........................................................           250,470            535,145
Nonredeemable equity (deficiency):
    Common stock, par value $.01 per share, 4,250 shares authorized;
        shares issued and outstanding: 629 shares in 1999 and 637 shares in 2000                 6                  6
    Unearned compensation.......................................................            (9,163)           (16,608)
    Accumulated deficit.........................................................          (375,256)          (816,205)
                                                                                       -------------      ------------
Total nonredeemable equity (deficiency).........................................          (384,413)          (832,807)
                                                                                       -------------      ------------
                                                                                       $   745,272        $  1,121,871
                                                                                       =============      ============
                             SEE ACCOMPANYING NOTES.


           SCHEDULE I - Condensed Financial Information of Registrant


                         KMC Telecom Holdings, Inc.
                                (Parent Company)

                       Condensed Statements of Operations
                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------------------
                                                                     1998                 1999                   2000
                                                                ---------------       -------------       ---------------
       Operating expenses:
          Selling, general and administrative................    $  19,624            $    40,714          $    100,113
          Stock option compensation expense..................       21,190                 29,833                33,188
          Depreciation and amortization......................        1,197                  3,104                11,878
                                                                 --------------       --------------       ---------------
       Total operating expenses..............................       42,011                 73,651               145,179
                                                                 --------------       --------------       ---------------
       Loss from operations..................................      (42,011)               (73,651)             (145,179)

       Other expense.........................................          --                  (4,297)                   --
       Intercompany charges..................................       20,922                 72,972               134,409
       Interest income.......................................        8,575                 18,297                68,450
       Interest expense......................................      (23,104)               (53,154)              (80,157)
       Equity in net loss of subsidiaries....................      (41,135)              (185,883)             (349,161)
                                                                 --------------       --------------       ---------------
       Net loss..............................................      (76,753)              (225,716)             (371,638)

       Dividends and accretion on redeemable preferred
        stock................................................      (18,285)               (81,633)              (94,440)
                                                                 --------------       --------------       ---------------
       Net loss applicable to common shareholders............    $ (95,038)           $  (307,349)         $   (466,078)
                                                                 ==============       ==============       ===============


                             SEE ACCOMPANYING NOTES.



           SCHEDULE I - Condensed Financial Information of Registrant

                           KMC Telecom Holdings, Inc.
                                (Parent Company)

                       Condensed Statements of Cash Flows
                                 (IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------------------------

                                                                                 1998                1999                2000
                                                                           ---------------       --------------       --------------
OPERATING ACTIVITIES
Net loss................................................................     $    (76,753)         $  (225,716)        $   (371,638)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Equity in net loss of subsidiaries.................................           41,135              185,883              349,161
     Depreciation and amortization......................................            1,197                3,104               11,878
     Non-cash interest expense..........................................           23,104               36,963               38,858
     Non-cash stock option compensation expense.........................           21,190               29,833               33,188
     Changes in assets and liabilities:
        Accounts receivable.............................................                -                    -                    6
        Prepaid expenses and other current assets.......................             (332)                (923)                 207
        Accounts payable................................................            2,043                  441              128,414
        Accrued expenses................................................            5,838                9,075               23,837
        Amounts due from subsidiaries...................................          (20,922)             (52,050)             (51,483)
        Other assets....................................................           (1,952)               1,128                  207
                                                                             ----------------      --------------      -------------
Net cash provided by (used in) operating activities.....................           (5,452)             (12,262)             162,635
                                                                             ----------------      --------------      -------------

INVESTING ACTIVITIES
Loans receivable from subsidiaries......................................         (233,685)            (324,390)            (276,609)
Purchases of equipment..................................................           (5,845)             (18,327)              (2,934)
Investments in subsidiaries.............................................                -                    -              (35,000)
Acquisitions of intangible assets.......................................             (166)                (796)                 (70)
                                                                             ----------------      --------------      -------------
Net cash used in investing activities...................................         (239,696)            (343,513)            (314,613)
                                                                             ----------------      --------------      -------------
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs........                -               91,001              177,500
Proceeds from exercise of stock options.................................                -                  333                  562
Proceeds from issuance of senior notes, net of issuance costs and
  purchase of portfolio of restricted investments......................                 -              262,387                    -
Proceeds from issuance of common stock and warrants, net of issuance
  costs.................................................................           20,446                    -                    -
Repurchase and retirement of Series F Preferred Stock...................                -                    -               (3,329)
Proceeds from issuance of senior discount notes, net of issuance costs..          225,923                    -                    -
                                                                             ----------------      --------------      -------------
Net cash provided by financing activities...............................          246,369              353,721              174,733
                                                                             ----------------      --------------      -------------
Net increase (decrease) in cash and cash equivalents....................            1,221               (2,054)              22,755
Cash and cash equivalents, beginning of year............................                -                1,221                 (833)
                                                                             ----------------      --------------      -------------
Cash and cash equivalents, end of year..................................     $      1,221          $      (833)        $     21,922
                                                                             ================      ==============      =============


                             SEE ACCOMPANYING NOTES.


           SCHEDULE I - Condensed Financial Information of Registrant

                           KMC Telecom Holdings, Inc.
                                (Parent Company)

                     Notes to Condensed Financial Statements

                                December 31, 2000

1.  BASIS OF PRESENTATION

In the parent company only financial statements, KMC Telecom Holdings, Inc.'s (the "Company") investment in subsidiaries is stated at cost less equity in losses of subsidiaries since date of formation. These parent company financial statements should be read in conjunction with the Company's consolidated financial statements.

Pursuant to a management agreement among the Company and its subsidiaries, the Company provides management and other services and incurs certain operating expenses on behalf of its subsidiaries. Such costs are allocated to the subsidiaries by the Company and reimbursed on a current basis. At December 31, 1999 and 2000, an aggregate of $73.0 and $124.5 million, respectively, was due from the subsidiaries for such costs and is included in the accompanying condensed balance sheet at December 31, 1999 and 2000 as a current receivable. Such reimbursements are permitted under the debt agreements of the Company's subsidiaries.

2.  AMENDED SENIOR SECURED CREDIT FACILITY

See Note 5 of the Notes to Consolidated Financial Statements.

3. INTEREST RATE SWAP AGREEMENT

See Note 6 of the Notes to Consolidated Financial Statements.

4.  SENIOR DISCOUNT NOTES

See Note 5 of the Notes to Consolidated Financial Statements.

5. SENIOR NOTES

See Note 5 of the Notes to Consolidated Financial Statements.

6. REDEEMABLE EQUITY

See Note 7 of the Notes to Consolidated Financial Statements.

7. ARBITRATION AWARD

During the second quarter of 1999, the Company recorded a $4.3 million charge to other expense in connection with an unfavorable arbitration award. The net amount due under the terms of the award was paid in full in June 1999.

8. SUBSEQUENT EVENTS

See Note 18 of the Notes to Consolidated Financial Statements.



                           KMC Telecom Holdings, Inc.

                 SCHEDULE II - Valuation and Qualifying Accounts
                                 (IN THOUSANDS)


                                                                       ADDITIONS
                                                             -------------------------------
                                                                               CHARGED TO
                                             BALANCE AT       CHARGED TO         OTHER
                                             BEGINNING        COSTS AND        ACCOUNTS -        DEDUCTIONS -        BALANCE AT
             DESCRIPTION                     OF PERIOD         EXPENSES         DESCRIBE           DESCRIBE         END OF PERIOD
---------------------------------------    --------------    -------------    --------------    ---------------    ----------------

YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts                 $   34            $  370           $   --          $     54(1)          $   350
                                           ==============    =============    ==============    ===============    ================
YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts                 $  350            $5,263           $   --          $     62(1)          $ 5,551
                                           ==============    =============    ==============    ===============    ================
YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts                 $5,551            $7,875           $   --          $  2,505(1)          $10,921
                                           ==============    =============    ==============    ===============    ================

(1)   Uncollectible accounts written-off.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information with respect to the persons who are members of the Board of Directors or are executive officers of the Company as of March 30, 2001.


        NAME                                  AGE                               POSITION
        ----                                  ---                               --------
        Harold N. Kamine................      44     Chairman of the Board of Directors
        Gary E. Lasher..................      65     Vice Chairman of the Board of Directors
        William F. Lenahan..............      50     Chief Executive Officer and Director
        Roscoe C.  Young II.............      50     President, Chief Operating Officer and Director
        William H. Stewart..............      34     Executive Vice President, Chief Financial Officer and Director
        Robert L. Nibbs, Jr. ...........      49     Executive Vice President, Field Sales and Operations
        Larry G. Salter.................      52     Executive Vice President, Network Services
        Tricia Breckenridge.............      54     Executive Vice President, Business Development
        John G. Quigley.................      47     Director
        Richard H. Patterson............      42     Director
        Alexander P. Coleman............      34     Director
        Jeffrey M. Tuder................      27     Director

         The business experience of each of the directors and executive officers of the Company is as follows:

         HAROLD N. KAMINE is our founder and has been the Chairman of our board of directors since 1994. He is a co-owner of KNT Network Technologies LLC, which is our exclusive provider of outside network related construction and maintenance services. Previously, he was the Chief Executive Officer and sole owner of Kamine Development Corp. and associated companies in the independent power industry. Mr. Kamine has successfully financed a number of unregulated non-utility power generation projects. Companies owned by Mr. Kamine owned substantial interests in and managed six power generation plants in the Northeastern United States. Mr. Kamine devotes less than half his time to our affairs.

         GARY E. LASHER joined us as Vice Chairman of our board of directors effective November 1, 1997. He was the founder, Chief Executive Officer and President of Eastern TeleLogic Corporation from 1987 to 1997. Eastern TeleLogic was a leading competitive local exchange carrier operating in greater Philadelphia, Delaware and southern New Jersey before its purchase by Teleport Communications Group in October 1996. Prior to Eastern TeleLogic, from 1984-1986, Mr. Lasher was Chief Operating Officer of Private Satellite Network, a company which built and operated video satellite networks for major corporations. Mr. Lasher also spent 20 years with Continental Telephone holding various positions including Corporate Vice President, President of the International Engineering and Construction Company, and various senior positions with Continental Telephone's regulated subsidiaries. Mr. Lasher is one of the founding members of the Association for Local Telecommunications Services and served for three years as Chairman of the Association. Mr. Lasher is also Chairman of the Board of Linx Communications, a privately-owned provider of unified personal communications services.

         WILLIAM F. LENAHAN joined us as our Chief Executive Officer effective May 1, 2000 and has been a director since May 2000. He was President and Chief Executive Officer of BellSouth Wireless Data from October 1994 to April 2000, and was responsible for financial performance and nationwide wireless data strategy for this division of BellSouth Corporation. From 1987 to 1993, he was Vice President/General Manager and then President and Chief Executive Officer of three Sears divisions--Sears Business Centers, Office Centers and Computer Services. In 1986, he was named President and Chief Executive Officer of BellAtlantic's Compushop division, a reseller of PCs and communications products. Mr. Lenahan has served nearly 30 years in the information technology, telecommunications and data industries. He began his career at IBM, where he worked for 12 years in a variety of sales, marketing, operations and human resources executive assignments, and sat on the IBM Product Review Board. He later joined United Telecom, the forerunner of Sprint, where he started

Amerisource, a new business that resold PBXs, PCs and systems integration products. He was a member of the Advisory Councils of IBM, Compaq and NCR.

         ROSCOE C. YOUNG II has over 20 years experience in the field of telecommunications with both new venture and Fortune 500 companies. He has served as a director since December 1999 and President and Chief Operating Officer since March 2000. Previously, he had been our Executive Vice President and Chief Operating Officer. Prior to joining us in November 1996, Mr. Young served as Vice President, Network Component Services for Ameritech Corporation from June 1994 to October 1996. From March 1988 to June 1994, Mr. Young served as Senior Vice President, Network Services for MFS Communications. From October 1977 to March 1988, Mr. Young served in a number of senior operations, sales and marketing, engineering, financial management, and human resource positions for AT&T Corp.

         WILLIAM H. STEWART has served as a director since August 1997. Mr. Stewart joined us as Executive Vice President and Chief Financial Officer in March 2000. Previously, Mr. Stewart was a Managing Director of Nassau Capital L.L.C. after joining that firm in June 1995. From 1989 until joining Nassau, Mr. Stewart was a portfolio manager and equity analyst at the Bank of New York. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts.

         ROBERT L. NIBBS, JR. joined us in November 1997. He is our Executive Vice President of Field Sales and Operations and oversees all sales and operations activities in KMC's Tier III markets. Prior to joining KMC, he served over 20 years in marketing, sales and operations positions with Ameritech Corporation

         LARRY G. SALTER joined us in December 1997. He is the Executive Vice President of Network Services and has over 30 years experience in the field of telecommunications. Prior to joining us, he spent 28 years with AT&T where he worked in Bell Labs, as well as senior level positions in marketing and product management.

         TRICIA BRECKENRIDGE joined us in April 1995. From January 1993 to April 1995, she was Vice President and General Manager of FiberNet USA's Huntsville, Alabama operations. Previously, she had served as Vice President, External Affairs and later Vice President, Sales and Marketing of Diginet, Inc. She was co-founder of Chicago Fiber Optic Corporation, the predecessor of Metropolitan Fiber Systems. Earlier, she was Director of Regulatory Affairs for Telesphere Corporation.

         JOHN G. QUIGLEY has served as a director since August 1996. Mr. Quigley is a founding member of Nassau Capital L.L.C., the independent firm that has managed Princeton University endowment's $2.0 billion private investment program since 1995. Nassau Capital L.L.C. is the general partner of Nassau Capital Partners L.P. and Nassau Capital Partners IV L.P. Mr. Quigley is also on the board of directors of KNT Network Technologies LLC and an adjunct faculty member at Columbia Law School.

         RICHARD H. PATTERSON has served as a director since May 1997. From May 1986 to June 1999, Mr. Patterson served as a partner of Waller Capital Corporation, a media and communications investment banking firm. Since June 1997, he has served as a Vice President of Waller-Sutton Media LLC and Vice President of Waller-Sutton Management Group, Inc., two entities which manage a media and telecommunications private equity fund. Since October 1999, he has served as Managing Member of Spire Capital Partners, a media and telecommunications fund providing growth capital to private companies. Mr. Patterson is a member of the board of directors of Regent Communications, Inc., which owns and operates radio stations in small-to-mid size markets.

         ALEXANDER P. COLEMAN has served as a director since July 2000. Since January 1996, Mr. Coleman has served as Vice President and Investment Partner of Dresdner Kleinwort Benson Private Equity LLC, Dresdner Bank AG's United States leveraged buyout group. Prior to joining Dresdner Kleinwort Benson Private Equity LLC, Mr. Coleman served in several corporate finance positions for Citicorp/Citibank N.A. from 1989 through 1995, and most recently as Vice President of Citicorp Venture Capital. Mr. Coleman is also a director of Gardenburger, Inc. and Tritel, Inc.

         JEFFREY M. TUDER has served as a director since January, 2001. Since 1998, Mr. Tuder has served as a Principal with Nassau Capital L.L.C. Prior to joining Nassau Capital in 1998, Mr. Tuder was a Financial Analyst with ABS Capital Partners, L.P. from 1996 to 1998, and served in the investment banking division of Alex. Brown & Sons from 1995 to 1996. Mr. Tuder is also on the Board of Managers of KNT Network Technologies LLC.

         Pursuant to provisions contained in an Amended and Restated Stockholders Agreement dated as of October 31, 1997, as further amended, among the Company, Kamine, Nassau, CIT Lending Services Corporation, GECC, First Union, Lucent and Dresdner Kleinwort Benson (the "Stockholders' Agreement"), these stockholders have agreed to vote their shares and take all necessary actions to elect the following individuals to the Company's board of directors: the Chief Executive Officer, the President, three individuals designated by Nassau, two individuals designated by Kamine, one individual designated by Dresdner and one individual as an independent director approved by Nassau, Kamine and other principal existing stockholders. Lucent or a person to whom Lucent transfers its shares may be entitled to designate one individual under certain circumstances. The number of directors each of Nassau, Kamine and Dresdner is entitled to designate will decrease as their respective percentages of ownership decrease. If a default relating to payment occurs under the Amended Senior Secured Credit Facility and continues uncured for 90 days, the holders of Series C Preferred Stock (currently Nassau, GECC and First Union) are entitled to elect two additional Directors, who will serve until the default is cured. In addition, under the certificate of designations relating to each of our Series E Preferred Stock and Series F preferred Stock, if a default occurs under such certificate(s), the holders of Series E Preferred Stock and/or the holders of the Series F Preferred Stock will have the right to elect one additional individual each to serve as a director (for a total of two additional directors), in each case until the default is cured and all accrued dividends on such preferred stock are paid in full.

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

COMMITTEES OF THE BOARD

         Our board of directors has authorized a Compensation Committee to be composed of three members. The present members of the Compensation Committee are Messrs. Quigley, Patterson and Coleman. Our board of directors has created an Executive Committee consisting of Messrs. Kamine, Quigley and Coleman. Our board of directors has also created an Audit Committee consisting of Messrs. Lasher, Patterson, Quigley and Coleman.


ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, any person acting as the Company's Chief Executive Officer during 2000, regardless of the amount of compensation paid, and the other four most highly compensated executive officers of the Company whose aggregate cash and cash equivalent compensation exceeded $100,000 during the fiscal year ended December 31, 2000 (collectively, the "Named Executive Officers"):


                                                                                             LONG TERM
                                                     ANNUAL COMPENSATION                   COMPENSATION
                                       ------------------------------------------------- ---------------------
                                                                          OTHER ANNUAL        SECURITIES
                                                                          COMPENSATION        UNDERLYING
NAME AND POSITION                      YEAR    SALARY ($)     BONUS ($)      ($)(1)           OPTIONS (#)
-----------------                      ----    ----------     ---------   ------------      --------------

William F. Lenahan(2)..............    2000    $317,382      $1,000,000            -            50,000
  Chief Executive Officer


Michael A. Sternberg(3)............    2000    $142,195               -            -                 -
   President and Chief Executive       1999    $496,539        $272,500            -                 -
   Officer                             1998    $275,000        $407,500            -            65,000

Harold N. Kamine...................    2000    $485,053               -            -                 -
  Chairman of the Board                1999    $450,000               -            -                 -

Roscoe C. Young II.................
   President and Chief Operating       2000    $591,200      $1,150,000            -            17,500
   Officer                             1999    $446,539        $362,500            -                 -
                                       1998    $218,270        $497,500      $52,189            32,500


William H. Stewart(4)..............    2000    $278,864        $500,000            -            35,000
   Executive Vice President,
    Chief Financial Officer

Robert L. Nibbs, Jr................    2000    $235,975        $303,069            -             2,000
    Executive Vice President,
    Sales and Operations

-------------------------------------

(1) The amounts reported in this column for Mr. Young in 1998 include relocation related expenses of $47,377 and personal use of a Company automobile of $4,812. The aggregate value of the perquisites and other personal benefits, if any, received by Mr. Young for 2000 and 1999 and by the other Named Executive Officers for all years presented have not been reflected in this table because the amount was below the Securities and Exchange Commission's threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for the executive officer for the year).
(2) Mr. Lenahan joined the Company as Chief Executive Officer effective May 1, 2000 and the compensation figures for him are for the period from that date to the end of the year.
(3) Mr. Sternberg served in the capacities indicated from the beginning of the year until March 8, 2000 and the compensation figure for him is for that period. For a description of amounts payable to Mr. Sternberg pursuant to a separation agreement, see "--separation agreements" below.
(4) Mr. Stewart joined the Company as Executive Vice President and Chief Financial Officer on March 9, 2000 and the compensation figures for him are for the period from that date to the end of the year.

STOCK OPTION GRANTS

The following table sets forth information regarding grants of options to purchase shares of Common Stock made by the Company during 2000 to each of the Named Executive Officers.



                                 OPTION GRANTS IN FISCAL YEAR 2000

                                      INDIVIDUAL GRANTS
                           ------------------------------------------------------------
                                                                   MARKET                   POTENTIAL REALIZABLE VALUE AT
                                        PERCENT OF                 PRICE                    ASSUMED ANUAL RATES OF STOCK
                           NUMBER OF      TOTAL                      OF                        PRICE APPRECIATION FOR
                           SECURITIES    OPTIONS      EXERCISE     COMMON                         OPTION TERM (3)
                           UNDERLYING   GRANTED TO       OR       STOCK ON              -------------------------------------------
                            OPTIONS      EMPLOYEES      BASE        DATE
                            GRANTED      IN FISCAL      PRICE     OF GRANT    EXIRATION
   NAME                    (#)(1)         2000        ($/SHARE)      (2)        DATE         (0%)           (5%)            (10%)
-----------------------    ----------   -----------   ---------   ---------   ---------   -----------     -----------   -----------

William F. Lenahan.....    50,000          19.6%         $75         $300     5/12/10     $11,250,000     $20,683,000   $35,156,000

Michael A. Sternberg...         -           -              -            -           -               -               -             -

Harold N. Kamine.......         -           -              -            -           -               -               -             -

Roscoe C.  Young II....    17,500           6.8%         $75         $300      3/6/10      $3,938,000      $7,239,000   $12,305,000

William H. Stewart.....    35,000          13.7%         $75         $300      3/6/10      $7,875,000     $14,478,000   $24,609,000

Robert L. Nibbs, Jr....     2,000           1.0%        $250         $300     4/12/10        $100,000        $477,000    $1,056,000


---------------------------------------

(1) Mr. Lenahan, Mr. Young, and Mr. Stewart's options vested 25% upon issuance and continue to vest 12.5% every six months thereafter.
      Mr. Nibbs options vest annually over three years.
(2) There is no active trading market for the Company's Common Stock. The market price shown is based upon management's estimate of the fair value of the Company's Common Stock on the date when these options were granted.
(3) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (0%, 5% and 10%)on Common Stock over the term of the options. These assumptions are based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, on the stock option exercises and Common Stock holdings are dependent on the timing of such exercises and the future value of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holders.

OPTION EXERCISES AND OPTION YEAR-END VALUE TABLE

         No options were exercised during 2000 by any of the Named Executive Officers. The following table sets forth information regarding the number and year-end value of unexercised options to purchase shares of Common Stock held at December 31, 2000 by each of the Named Executive Officers.


                       FISCAL 2000 YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED               "IN-THE-MONEY"
                               SHARES        VALUE              OPTIONS AT                       OPTIONS AT
                             ACQUIRED ON    REALIZED         DECEMBER 31, 2000                DECEMBER 31, 2000
NAME                         EXERCISE(#)      ($)        EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE(1)
-------------------------    -----------    --------     -------------------------      ---------------------------

William F. Lenahan.......          -            -         18,750/31,250                $4,219,000/$7,031,000
Michael A. Sternberg.....          -            -           65,000/-                    $17,810,000/$ -
Harold N. Kamine.........          -            -            -                                        -
Roscoe C.  Young II......          -            -          35,812/14,188                $9,536,000/$3,192,000
William H. Stewart.......          -            -         13,125/21,875                 $2,953,000/$4,922,000
Robert L. Nibbs, Jr......          -            -         3,000/4,000                   $822,000/$648,000

-----------------------------------------------

(1) Options are "In-the-Money" if the fair market value of the underlying securities exceeds the exercise price of the options. There is no active trading market for the Company's Common Stock. The fair market value of the option grants at December 31, 2000 was determined on the basis of management's estimate of the fair value of the Company's Common Stock on that date.

DIRECTOR COMPENSATION

         Our Directors do not currently receive any compensation for their services in such capacity, except that Mr. Lasher receives $25,000 per year in connection with his services as our Vice Chairman and was granted options to acquire 12,000 shares of our stock and Mr. Patterson receives $25,000 and options to acquire 1,000 shares of our common stock per year in connection with his services as a Director.

EXECUTIVE EMPLOYMENT CONTRACTS

         We have an employment contract with Harold N. Kamine, the Chairman of our board of directors. Our employment agreement with Mr. Kamine provides for a term of four years, effective as of January 1, 1999. Under the agreement, Mr. Kamine is paid a base salary of $450,000 per annum and is entitled to be considered for bonuses in amounts to be determined by the Board of Directors. Mr. Kamine is entitled to receive benefits generally received by our senior executives, including reimbursement of expenses incurred on our behalf, and participation in group plans. If Mr. Kamine's employment agreement is terminated as a result of Mr. Kamine's death or permanent disability, or upon our breach of the agreement, he, or his estate, is entitled to a severance payment in an amount equal to the lesser of two times his annual base salary and the aggregate unpaid base salary that would have been paid to him during the remaining balance of the term of the employment contract, subject to a minimum of one-half of his annual base salary.

         We have an employment contract with William F. Lenahan, Chief Executive Officer and a member of our board of directors. Our employment agreement with Mr. Lenahan provides for a term of five years, effective as of May 1, 2000. However, the term will be automatically extended for successive two year periods unless either party provides notice to the other, at least ninety days prior to the end of the term, that the agreement will not be extended. Under the agreement, Mr. Lenahan's base salary is $500,000 per annum and he is entitled to be considered for an annual bonus in an amount to be determined by the Compensation Committee of the board of directors. In addition to the annual bonus, Mr. Lenahan will be entitled to receive a total of $3.0 million in bonus payments with $500,000 payable upon completion of each of three (3) financing transactions related to our data services agreements with Qwest, $500,000 payable upon the Company achieving positive EBITDA and $1.0 million payable upon the next equity capital event (public or private), other than an initial public offering, in which at least $100.0 million is invested in the Company. With our agreement, Mr. Lenahan may elect to receive these special bonuses in common stock in lieu of cash. Mr. Lenahan is also entitled to receive benefits generally received by our officers, including options to purchase our common stock, reimbursement of expenses incurred on our behalf, and a leased automobile. If we terminate Mr. Lenahan's employment without cause, or if the term of his employment agreement expires, prior to an initial public offering or upon our change in control, Mr. Lenahan will be entitled to receive a makeup bonus equal to $5.0 million. Upon termination of the agreement, Mr. Lenahan is subject to a confidentiality covenant and a twenty- four month non-competition agreement. Mr. Lenahan is entitled to receive a severance payment in an amount ranging from 0% to 200% of his base salary upon termination of his employment depending on the cause of such termination. Upon payment of the makeup bonus, all stock and stock options which Mr. Lenahan may have with regard to our equity will be terminated.

         We have an employment contract with Roscoe C. Young, II, President, Chief Operating Officer and a member of our board of directors. The term of Mr. Young's employment under the employment agreement became effective as of March 6, 2000, and continues until March 31, 2005, unless earlier terminated in accordance with the employment agreement. Under the agreement, Mr. Young's base salary is $500,000 per annum and he is entitled to be considered for an annual bonus in an amount to be determined by the Compensation Committee of our board of directors. In addition to the annual bonus, Mr. Young will be entitled to receive a total of $3.0 million in bonus payments with $500,000 payable upon completion of each of three (3) financing transactions related to our data services agreements with Qwest, $500,000 payable upon the Company achieving positive EBITDA and $1.0 million payable upon the next equity capital event (public or private), other than an initial public offering, in which at least $100.0 million is invested in the Company. With our agreement, Mr. Young may elect to receive these special bonuses in common stock in lieu of cash. Mr. Young is entitled to receive benefits generally received by our officers, including options to purchase our stock, reimbursement of expenses incurred on our behalf, and a leased automobile. Upon termination of the agreement, Mr. Young is subject to a confidentiality covenant and a twenty-four month non-competition agreement. If we terminate Mr. Young's employment without cause, he is entitled to a severance payment in an amount equal to two times his annual base salary.

         We also have an employment contract with William H. Stewart, our Chief Financial Officer and Executive Vice President. Our agreement with Mr. Stewart provides for a term of three years, effective as of March 9, 2000. Under the agreement, Mr. Stewart's base salary is $350,000 per annum and he is entitled to be considered for an annual bonus in an amount to be determined by the Compensation Committee of our board of directors. In addition to the annual bonus, Mr. Stewart will be entitled to receive a total of $2.0 million in bonus payments with $500,000 payable upon the completion of each of two (2) financing transactions related to our data services agreements with Qwest, $500,000 payable upon the Company achieving positive EBITDA and $500,000 payable upon the next equity capital event (public or private), other than an initial public offering, in which at least $100.0 million is invested in the Company. With our agreement, Mr. Stewart may elect to receive these special bonuses in common stock in lieu of cash. Mr. Stewart is entitled to receive benefits generally received by our officers, including options to purchase our stock, reimbursement of expenses incurred on our behalf, and a leased automobile. Upon termination of the agreement, Mr. Stewart is subject to a confidentiality covenant and a twenty-four month non-competition agreement. If we terminate Mr. Stewart's employment without cause, he is entitled to a severance payment in an amount equal to two times his annual base salary.

SEPARATION AGREEMENTS

         On March 7, 2000, we entered into a separation agreement and release with Michael A. Sternberg, pursuant to which Mr. Sternberg's employment as our President and Chief Executive Officer was terminated, by mutual agreement, effective March 8, 2000. Under the separation agreement, Mr. Sternberg was paid a total of $1.0 million. Mr. Sternberg was also reimbursed for accrued vacation time. Pursuant to the agreement, we will pay the costs associated with Mr. Sternberg's current enrollment in our health care plans through December 31, 2001. Mr. Sternberg also retained 65,000 stock options previously granted to him under our stock option plan. Mr. Sternberg has agreed to vote any shares of common stock owned by him in accordance with the shares owned by Mr. Kamine and Nassau. Mr. Sternberg has agreed to make himself available to consult with us on a non-exclusive basis through December 31, 2001.

         On March 7, 2000, we entered into a separation agreement and release with James D. Grenfell, pursuant to which Mr. Grenfell's employment as our Executive Vice President, Chief Financial Officer and Secretary was terminated, by mutual agreement, effective March 8, 2000. Under the separation agreement, Mr. Grenfell was paid a total of $1.0 million. Pursuant to the agreement, we will pay the costs associated with Mr. Grenfell's current enrollment in our health care plans through December 31, 2001. Mr. Grenfell also retained 3,600 stock options previously granted to him under our stock option plan. Mr.
Grenfell has agreed to vote any shares of common stock owned by him in accordance with the shares owned by Mr. Kamine and Nassau. We also paid Mr. Grenfell $148,000 for certain relocation and other services.

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

         The number of shares of Company Common Stock available for grant under the KMC Holdings Stock Option Plan is 600,000. As of March 30, 2001, options to acquire 522,864 shares of common stock were outstanding under the plan. No participant may receive more than 75,000 shares of Company Common Stock under the KMC Holdings Stock Option Plan.

         The Compensation Committee has the power and authority to designate recipients of grants under the KMC Holdings Stock Option Plan, to determine the terms, conditions and limitations of grants under the plan and to interpret the provisions of the plan. The exercise price of all Incentive Options granted under the KMC Holdings Stock Option Plan must be at least equal to the Fair Market Value (as defined in the plan) of Company Common Stock on the date the options are granted and the exercise price of all Nonqualified Options granted under the KMC Holdings Stock Option Plan must be at least equal to 25% of the Fair Market Value of Company Common Stock on the date the options are granted. The maximum term of each Option granted under the KMC Holdings Stock Option Plan will be 10 years. Options will become exercisable at such times and in such installments as the Compensation Committee provides in the terms of each individual Option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Kamine, our Chairman, and Messrs. Coleman, Quigley and Patterson served as members of the Compensation Committee during at least a portion of 2000. The present members of the Committee are Messrs. Coleman, Quigley and Patterson. Mr. Quigley is also a member of Nassau Capital L.L.C. which, through its affiliates, beneficially owns more than five percent of our voting securities.

         We are entitled to use a Citation III business jet chartered by Bedminster Aviation LLC, a limited liability company wholly owned by Mr. Kamine, for a fixed price per hour of flight time. During 2000, we paid Bedminster Aviation approximately $1.7 million for the use of the Citation III. We have agreed to use our best efforts to use the Citation III fifty hours per quarter during 2001. However, we are under no obligation to do so and we have not guaranteed any financial arrangements with respect to the aircraft or to Bedminster Aviation LLC.

         Effective August 18, 2000, we entered into a 12 year lease, with an entity controlled by Kamine, for all three floors of the building (approximately 50,000 square feet) in Bedminster, New Jersey in which we are presently headquartered. The new lease provides for a base annual rental cost of approximately $1.0 million, adjusted periodically for changes in the consumer price index, plus operating expenses. The building is owned by a company in which a trust for the benefit of Mr. Kamine's children owns a fifty percent interest. Previously, under the terms of a lease initially entered into in June 1996, we had leased smaller amounts of space in the building in which our headquarters are located. The earlier lease had provided for a base annual rental of $217,000 (adjusted periodically for changes in the consumer price index), plus operating expenses. Pursuant to these leases we paid an aggregate of $1.1 million during 2000.

         We are currently in negotiations to complete the transfer of our construction division to KNT Network Technologies, LLC a company independently owned by Harold N. Kamine and Nassau Capital, our principal stockholders. Pursuant to an arrangement between the parties, effective June 1, 2000, we transferred substantially all of the employees of our construction division to KNT. KNT is providing construction and maintenance services to us and is being reimbursed for all of the direct costs of these activities. In addition, we are currently funding substantially all of KNT's general overhead and administrative costs at an amount not to exceed $15 million per annum.

         Amounts paid to KNT during fiscal 2000 related to this arrangement amounted to $20.0 million, of which $8.7 million was for network related construction and was capitalized into networks and equipment and the balance was charged to expense. Further, we may be entitled to participate in future profits of KNT, to the extent KNT develops a successful third-party construction business.

         We are currently negotiating with KNT to finalize the terms of this arrangement and execute a formal contract which is required to be completed by June 15, 2001.

         Pursuant to an agreement between us, Mr. Kamine and Nassau, Nassau is paid financial advisory fees in cash at a rate of $450,000 per annum.

         Upon the initial closing of our offering of our Series G Convertible Preferred Stock in July 2000, we paid a fee of $2.0 million in cash to Dresdner Kleinwort Benson Private Equity LLC, an affiliate of one of our principal stockholders, a fee of $1.0 million in cash to Nassau Capital L.L.C. and a fee of $400,000 in cash to CIT.

         Upon the initial closing, in November 2000, of the 48 month term loan we obtained to finance our acquisition of the KMC Funding Equipment, we paid a fee of $1.0 million in cash to Dresdner Kleinwort Benson North American Leasing, Inc. Mr. Coleman is currently serving as Vice President and Investment Partner of Dresdner Kleinwort Benson Private Equity LLC, an affiliate of this entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of March 30, 2000, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.


                                                                                    NUMBER OF             PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                                                SHARES (1)           OWNERSHIP (1)
------------------------------------                                                ----------           -------------

Harold N. Kamine..............................................................        581,485            66.9%
c/o Kamine Development Corp.
1545 Route 206
Bedminster, NJ 07921

Nassau Capital Partners L.P (2)...............................................        726,255            46.2%
c/o Nassau Capital L.L.C.
22 Chambers Street
Princeton, NJ 08542

CIT Lending Services Corporation (3)..........................................        269,337            27.7%
44 Whippany Road
Morristown, NJ 07960

First Union Corp. (4).........................................................        196,793            18.7%
301 South College St.
Charlotte, NC 28288

General Electric Capital Corporation (5)......................................        255,533            22.9%
120 Long Ridge Road
Stamford, CT 06927

CIBC Inc. ....................................................................         44,104             5.1%
425 Lexington Avenue
New York, New York 10017


                                                                                    NUMBER OF             PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                                                SHARES (1)           OWNERSHIP (1)
------------------------------------                                                ----------           -------------


Lucent Technologies Inc.  (6) ................................................        363,678            29.7%
600-700 Mountain Avenue
Murray Hill, NJ 07974

Dresdner Kleinwort Benson Private Equity Partners LP (7) .....................        153,005            15.1%
75 Wall Street
New York, NY 10005

William F. Lenahan (8) .......................................................         25,000             2.8%
c/o KMC Telecom Holdings, Inc.
1545 Route 206, Suite 300
Bedminster, New Jersey 07921

Michael A. Sternberg (8) .....................................................         65,000             7.0%
c/o KMC Telecom Holdings, Inc.
1545 Route 206, Suite 300
Bedminster, New Jersey 07921

Gary E. Lasher (8)............................................................         12,000             1.4%
c/o KMC Telecom Holdings, Inc.
1545 Route 206, Suite 300
Bedminster, New Jersey 07921

John G. Quigley (9)...........................................................        726,255            46.2%
c/o Nassau Capital L.L.C.
22 Chambers Street
Princeton, NJ 08542

Richard H. Patterson (8)......................................................          7,000             0.8%
c/o Spire Capital Management
30 Rockefeller Center
Suite 4350
New York, NY 10112

Alexander P. Coleman (10) ....................................................        153,005            15.1%
c/o Dresdner Kleinwort Benson
Private Equity Partners L.P.
75 Wall Street
New York, NY 10004


Jeff M. Tuder (9).............................................................        726,255            46.2%
c/o Nassau Capital L.L.C.
22 Chambers Street
Princeton, NJ 08542

Roscoe C.  Young II (8).......................................................         41,250             4.6%
c/o KMC Telecom Holdings, Inc.
1545 Route 206, Suite 300
Bedminster, NJ 07921

William H. Stewart (8)........................................................         17,500             2.0%
c/o KMC Telecom Holdings, Inc.
1545 Route 206, Suite 300
Bedminster, NJ 07921



                                                                                    NUMBER OF             PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                                                SHARES (1)           OWNERSHIP (1)
------------------------------------                                                ----------           -------------


Robert Nibbs, Jr. (8).........................................................          3,500             0.4%
c/o KMC Telecom Holdings, Inc.
1545 Route 206, Suite 300
Bedminster, NJ 07921

Directors and Officers of the Company as a Group (12 persons).................      1,575,595            85.2%



--------------------------------------------

(1) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options, warrants and convertible securities held by that person that are currently exercisable or exercisable within 60 days of March 30, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder's name.
(2) Includes 620,522 shares of common stock which Nassau Capital Partners L.P. and NAS Partners I L.L.C. have the right to acquire upon conversion of 122,708 and 1,092 shares of Series A Convertible Preferred Stock, respectively, 61,298 shares of common stock which Nassau and NAS Partners I, L.L.C. have the right to acquire upon conversion of 24,778 and 222 shares of Series C Convertible Preferred Stock, respectively and 30,601 shares of common stock which NAS Partners I, L.L.C. and Nassau Capital Partners IV L.P. have the right to acquire upon conversion of 411 shares and 29,178 shares of Series G Convertible Preferred Stock, respectively. These are the same shares listed for Messrs. Quigley and Tuder.
(3) Includes 48,950 shares of common stock which Newcourt Commercial Finance Corporation, also a subsidiary of CIT Lending Services Corporation, has the right to acquire upon the exercise of warrants and 61,202 shares of common stock which CIT Lending Services Corporation has the right to acquire upon conversion of 59,177 shares of Series G Convertible Preferred Stock.
(4) Includes 122,595 shares of common stock which First Union Corp. (the successor to CoreStates Holdings, Inc.) has the right to acquire upon conversion of 50,000 shares of Series C Convertible Preferred Stock and 67,280 shares which First Union Corp. has the right to acquire upon the exercise of warrants.
(5) Includes 245,190 shares of common stock which General Electric Capital Corporation has the right to acquire upon conversion of 100,000 shares of Series C Convertible Preferred Stock and 10,343 shares of common stock which General Electric Capital Corporation has the right to acquire upon exercise of a warrant.
(6) Includes 306,009 shares of common stock which Lucent has the right to acquire upon conversion of 295,885 shares of Series G Convertible Preferred Stock and 57,669 shares of Common Stock which Lucent has the right to acquire upon exercise of a warrant.
(7) Represents shares of common stock which Dresdner Kleinwort Benson Private Equity Partners LP and its affiliate, 75 Wall Street Associates, have the right to acquire upon conversion of 147,942 shares of Series G Convertible Preferred Stock. These are the same shares listed for Mr. Coleman.
(8) Represents shares of common stock which the holder has the right to acquire upon the exercise of options that are exercisable within sixty days pursuant to our stock option plan.
(9) Messrs. Quigley and Tuder, directors of the company, are members of Nassau Capital L.L.C., the general partner of Nassau Capital Partners L.P. and Nassau Capital Partners IV L.P.; accordingly Messrs. Quigley and Tuder may be deemed to be beneficial owners of such shares and for purposes of this table they are included. Messrs. Quigley and Tuder disclaim beneficial ownership of all such shares within the meaning of Rule 13d-3 under the Exchange Act. Messrs. Quigley and Tuder are also members of NAS Partners I, L.L.C.; accordingly Messrs. Quigley and Tuder may be deemed to be beneficial owners of such shares and for purposes of this table they are included. Messrs. Quigley and Tuder disclaim beneficial ownership of all such shares within the meaning of Rule 13d-3 under the Exchange Act.
(10) All of the shares indicated as owned by Mr. Coleman are owned directly or indirectly by Dresdner Kleinwort Benson Private Equity Partners LP of which Mr. Coleman is a Vice President and Investment Partner. Accordingly, Mr. Coleman may be deemed to be a beneficial owner of such shares and for purposes of this table they are included. Mr. Coleman disclaims beneficial ownership of all such shares within the meaning of Rule 13d-3 under the Exchange Act. The shares set forth represent shares of common stock which Dresdner Kleinwort Benson Private Equity Partners LP and 75 Wall Street Associates have the right to acquire upon conversion of 133,148 and 14,794 shares of Series G Convertible Preferred Stock, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In February, 1998, we loaned to Roscoe C. Young II, our President and Chief Operating Officer, the principal sum of $350,000. The loan is evidenced by a promissory note which bears interest at the rate of 6% per annum. Interest and principal are payable at maturity on February 13, 2003. In June, 2000, we loaned Mr. Young an additional $318,000. The loan was evidenced by a promissory note which bore interest at the rate of 6.43% per annum. The loan was repaid in full in December, 2000. The largest aggregate amount of loans outstanding to Mr. Young at any time during 2000 was $668,000. The aggregate amount of loans outstanding to Mr. Young at March 26, 2001 was $350,000

         CIT Lending Services Corporation (an affiliate of The CIT Group), one of our principal stockholders, has provided financing to us as one of the lenders under our amended senior secured credit facility. The lenders under the amended senior secured credit facility have agreed to make available, subject to certain conditions, up to a total of $700.0 million, for construction and development of our existing networks. We paid CIT and its affiliates aggregate cash payments for fees, discounts and commissions of $450,000, during the year ended December 31, 2000. This amount does not include the $400,000 in fees we paid to CIT in connection with our offering of Series G Convertible Preferred Stock.

         In June, 2000 we paid General Electric Capital Corporation, one of our principal stockholders, a fee of $1.0 million in cash for their services in connection with arranging the lease financing transaction which funded the cost of the $134.4 million of KMC Funding V Equipment we purchased in March 2000.

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

(B)      REPORTS ON FORM 8-K.

         None.

(C)      INDEX TO EXHIBITS.

         The following is a list of all Exhibits filed as part of this Report:

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT

--------------    --------------------------------------------------------------

*3.1              Amended  and  Restated  Certificate  of  Incorporation  of KMC
                  Telecom Holdings, Inc. dated as of September 22, 1997 (incorporated herein by reference to Exhibit 3.1 to KMC Telecom Holdings, Inc.'s Registration Statement on Form S-4 (Registration No. 333-50475) filed on April 20, 1998 (hereinafter referred to as the "KMC Holdings' S-4")).

*3.2 Certificate of Amendment of the Certificate of Incorporation of KMC Telecom Holdings, Inc. filed on November 5, 1997 (incorporated herein by reference to Exhibit 3.2 to KMC Holdings'S-4).

*3.3 Certificate of Amendment of the Certificate of Incorporation of KMC Telecom Holdings, Inc. dated as of February 4, 1999 (incorporated herein by reference to Exhibit 3.3 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*3.4 Certificate of Amendment of the Certificate of Incorporation of KMC Telecom Holdings, Inc. dated as of April 30, 1999 (incorporated herein by reference to Exhibit 3.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*3.5 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of KMC Telecom Holdings, Inc. dated July 7, 2000 (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 333 - 46148 filed on September 19, 2001 (hereinafter referred to as the "KMC Holdings' S-1")).

*3.6 KMC Telecom Holdings, Inc. Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, Par Value $.01 per Share, dated November 4, 1997 (incorporated herein by reference to Exhibit 3.4 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*3.7 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series A
                  Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated as of April 30, 1999 (incorporated herein by reference to Exhibit 3.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*3.8 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series A
                  Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated June 29, 2000 (incorporated herein by reference to Exhibit 3.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*3.9 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series A
                  Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated July 7, 2000 (incorporated herein by reference to Exhibit 3.10 to KMC Holdings' S-1).

*3.10 KMC Telecom Holdings, Inc. Certificate of the Powers, Designations, Preferences and Rights of the Series C
                  Cumulative  Convertible  Preferred  Stock,  Par Value $.01 per
                  Share, dated November 4, 1997 (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*3.11 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series C
                  Cumulative Convertible Preferred Stock, Par Value $.01 per Share, dated as of April 30, 1999 (incorporated herein by reference to Exhibit 3.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------

*3.12 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series C
                  Cumulative Convertible Preferred Stock, Par Value $.01 per Share, dated as of June 29, 2000 (incorporated herein by reference to Exhibit 3.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*3.13 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series C
                  Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated July 7, 2000 (incorporated herein by reference to Exhibit 3.14 to KMC Holdings' S-1).

*3.14 KMC Telecom Holdings, Inc. Certificate of the Powers, Designations, Preferences and Rights of the Series D
                  Cumulative  Convertible  Preferred  Stock,  Par Value $.01 per
                  Share, dated November 4, 1997 (incorporated herein by reference to Exhibit 3.6 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*3.15 Certificate of Amendment to the Certificate of Powers, Designations, Preferences and Rights of the Series D
                  Cumulative Convertible Preferred Stock, par Value $.01 Per Share, dated as of April 30, 1999 (incorporated herein by reference to Exhibit 3.4 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*3.16 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior, Redeemable, Exchangeable, PIK Preferred Stock of KMC Telecom Holdings, Inc., dated as of February 4, 1999 (incorporated herein by reference to Exhibit 3.7 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*3.17 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of April 30, 1999 (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*3.18 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of June 30, 2000 (incorporated herein by reference to Exhibit 3.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*3.19 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, dated July 7, 2000 (incorporated herein by reference to Exhibit 3.20 to KMC Holdings' S-1).

*3.20 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior, Redeemable, Exchangeable, PIK Preferred Stock of KMC Telecom Holdings, Inc., dated as of February 4, 1999 (incorporated herein by reference to Exhibit 3.8 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*3.21 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of June 1, 1999
                  (incorporated herein by reference to Exhibit 3.6 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------

*3.22 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of June 30, 2000 (incorporated herein by reference to Exhibit 3.4 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*3.23 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of July 7, 2000
                  (incorporated herein by reference to Exhibit 3.24 to KMC Holdings' S-1).

*3.24 Certificate of Powers, Designations, Preferences and Rights of the Series G-1 Voting Convertible Preferred Stock and Series G-2 Non-Voting Convertible Preferred Stock, Par Value $.01 Per Share, dated as of July 5, 2000 (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000.

*3.25 Amended and Restated By-Laws of KMC Telecom Holdings, Inc., adopted as of April 1, 2000 (incorporated herein by reference to Exhibit 3.6 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*3.26 Amendment No. 1 to the Amended and Restated By-Laws of KMC Telecom Holdings, Inc., amended as of July 5, 2000
                  (incorporated herein by reference to Exhibit 3.27 to KMC Holdings' S-1).

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

*4.3 Amendment No. 2 dated as of January 26, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among K MC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.3 to KMC Holdings' S-4).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------

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

*4.8 Amendment No. 7 dated as of January 1, 2000 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.) and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.8 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999).

*4.9 Amendment No. 8 dated as of April 1, 2000 to the Amended and Restated Stockholders Agreement, dated as of October 31, 1997, among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.), CoreStates Holdings, Inc. and CIT Lending Services Corporation (formerly known as Newcourt Commercial Finance Corporation) (incorporated herein by reference to Exhibit 4.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------

*4.10 Amendment No. 9 dated as of June 30, 2000 to the Amended and Restated Stockholders Agreement, dated as of October 31, 1997, among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.), CoreStates Holdings, Inc., Dresdner Kleinwort Benson Private Equity Partners LP, 75 Wall Street Associates, LLC, Lucent Technologies Inc. and CIT Lending Services Corporation (formerly known as Newcourt Commercial Finance Corporation) (incorporated herein by reference to Exhibit 4.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*4.11 Indenture dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Trustee, including specimen of KMC Telecom Holdings, Inc.'s 12 1/2% Senior Discount Note due 2008. (incorporated herein by reference to Exhibit 4.5 to KMC Holdings' S-4).

*4.12 First Supplemental Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Trustee. (incorporated herein by reference to Exhibit 4.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30,
                  1999).

*4.13 Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, including specimen of KMC Telecom Holdings, Inc.'s 13 1/2% Senior Notes due 2009. (incorporated herein by reference to Exhibit 4.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1999).

*4.14 Collateral Pledge and Security Agreement made and entered into as of May 24, 1999 by KMC Telecom Financing, Inc. in favor of The Chase Manhattan Bank as Trustee. (incorporated herein by reference to Exhibit 4.4 to KMC Telecom Holdings, Inc.`s Form 10-Q for the quarterly period ended September 30,
                  1999).

*4.15 Registration Rights Agreement dated as of January 26, 1998, between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated. (incorporated herein by reference to Exhibit 4.6 to KMC Holdings' S-4).

*4.16 Registration Rights Agreement dated as of May 19, 1999 among KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union Capital Markets Corp., CIBC World Markets Corp., BancBoston Robertson Stephens Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit
                  4.5 to KMC

                  Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1999).

*4.17             Warrant  Agreement  dated as of January 29,  1998  between KMC
                  Telecom Holdings, Inc. and The Chase Manhattan Bank, as Warrant Agent, including a specimen of Warrant Certificate (incorporated herein by reference to Exhibit 4.7 to KMC Holdings' S-4).

*4.18 Warrant Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit
                  10.2 to KMC Telecom Holdings, Inc.`s Form 10-Q for the quarterly period ended March 31, 1999).

*4.19 Warrant Agreement dated as of April 30, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, First Union Investors, Inc., Harold N. Kamine and Nassau Capital Partners L.P. (incorporated herein by reference to Exhibit 4.4 to KMC Telecom Holdings, Inc.`s Form 10-Q for the quarterly period ended June 30, 1999).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------


*4.20             Amendment  No. 1  dated  as  of  April 30, 1999 to the Warrant
                  Agreement dated as of February 4, 1999, among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation, Lucent Technologies Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.7 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.21             Amendment  No. 2  dated  as  of  June  1, 1999 to the  Warrant
                  Agreement dated as of February 4, 1999, among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation, Lucent Technologies Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.8 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.22 Warrant Registration Rights Agreement dated as of January 26, 1998 between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated. (incorporated herein by reference to Exhibit
                  4.8 to KMC Holdings' S-4).

*4.23 Warrant Registration Rights Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended March 31,
                  1999).

*4.24 Warrant Registration Rights Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit
                  4.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.25 Amendment No. 1 dated as of April 30, 1999 to Warrant Registration Rights Agreement among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc.(incorporated herein by reference to Exhibit
                  4.6 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.26 Preferred Stock Registration Rights Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.9 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.27 Amendment No. 1 dated as of June 1, 1999 to Preferred Stock Registration Rights Agreement among KMC Telecom Holdings, Inc., First Union Investors, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 4.10 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.28 Securities Purchase Agreement dated as of June 30, 2000 among KMC Telecom Holdings, Inc., Nassau Capital Partners IV, L.P., NAS Partners I L.L.C., Dresdner Kleinwort Benson Private Equity Partners LP, 75 Wall Street Associates, Harold N. Kamine, CIT Lending Services Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit
                  4.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------

*10.1 Amended and Restated Loan and Security Agreement dated as of February 15, 2000 by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the financial institutions from time to time parties thereto as "Lenders", First Union National Bank as Administrative Agent for the Lenders, First Union National Bank, as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T
                  Commercial Finance Corporation), an affiliate of The CIT Group, Inc., as Collateral Agent for the Lenders (incorporated herein by reference to Exhibit 10.6 to KMC Telecom Holding, Inc.'s Form 10-K for the fiscal year ended December 31, 1999).

*10.2 Amendment No. 1, dated as of March 28, 2000, to Amended and Restated Loan and Security Agreement dated as of February 15, 2000 by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the financial institutions from time to time parties thereto as "Lenders", First Union National Bank, as Administrative
                  Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Finance Corporation), an affiliate of The CIT Group, Inc., as
                  Collateral Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended March 31, 2000).

*10.3 General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc. and Lucent Technologies Inc. dated September 24, 1997, as amended on October 15, 1997 (incorporated herein by reference to Exhibit 10.7 to KMC Holdings' S-4).

*10.4 Amendment Number Two to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC and Lucent Technologies Inc. dated as of December 22, 1998 (incorporated herein by reference to Exhibit 10.8 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999).

*10.5 Amendment Number Three to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC and Lucent Technologies Inc. dated as of November 15, 1999 (incorporated herein by reference to Exhibit 10.9 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999).

*10.6 Amendment Number Four to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom Leasing IV LLC, KMC III Services LLC and Lucent Technologies Inc. dated as of February 15, 2000 (incorporated herein by reference to Exhibit 10.10 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999).

*10.7             Professional  Services  Agreement  between  KMC  Telecom  Inc.
                  and Lucent Technologies, Inc. dated September 4, 1997. (incorporated herein by reference to Exhibit 10.8 to KMC Holdings' S-4).

*10.8             Memorandum of Agreement  between  KMC Telecom  Holdings,  Inc.
                  and EFTIA OSS Solutions Inc., dated as of October 26, 1998. (incorporated herein by reference to Exhibit 10.6 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------

*10.9 Master License Agreement dated December 31, 1998 by and between Billing Concepts Systems, Inc. and KMC Telecom Holdings, Inc. (incorporated herein by reference to Exhibit
                  10.7 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*10.10 Lease Agreement dated January 1, 1996 between Cogeneration Services Inc. (now known as Kamine Development Corp.) and KMC Telecom Inc. (incorporated herein by reference to Exhibit
                  10.8 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998)

*10.11 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. (incorporated herein by reference to Exhibit 4 to KMC Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1998).+

*10.12 Specimen of Non-Qualified Stock Option Agreement for options granted under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. (incorporated herein by reference to Exhibit 10.10 to KMC Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1998). +

*10.13 Amendment No. 1 made as of June 7, 1999 to 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates (incorporated herein by reference to Exhibit 10.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999). +

*10.14 Participation Agreement, dated as of June 28, 2000, among KMC Telecom V, Inc., Telecom V Investor Trust 2000-A, Wilmington Trust Company, in its individual capacity and as trustee of the Lessor, and the Investors party thereto (incorporated herein by reference to Exhibit 10.15 to KMC Holdings' S-1).

*10.15 Employment Agreement, dated as of April 17, 2000, by and between KMC Telecom Holdings, Inc. and William F. Lenahan (incorporated herein by reference to Exhibit 10.16 to KMC Holdings' S-1).

*10.16 Employment Agreement, dated as of March 9, 1000, by and between KMC Telecom Holdings, Inc. and William H. Stewart (incorporated herein by reference to Exhibit 10.17 to KMC Holdings' S-1).

*10.17 Amended and Restated Employment Agreement, dated as of March 6, 2000, by and between KMC Telecom Holdings, Inc. and Roscoe C. Young III (incorporated herein by reference to
                  Exhibit 10.18 to KMC Holdings' S-1).

*10.18 Amended and Restated Media Gateway Services Agreement II between KMC Telecom V Inc. and Qwest Communications
                  Corporation, effective as of March 31, 2000 (incorporated herein by reference to Exhibit 10.19 to KMC Holdings' S-1).

*10.19 Media Gateway Services Agreement III between KMC Telecom VI Inc. and Qwest Communications Corporation, effective as of June 30, 2000 (incorporated herein by reference to Exhibit
                  10.20 to KMC Holdings' S-1).

*10.20 Amendment No. 1 to the Media Gateway Services Agreement III between KMC Telecom VI Inc. and Qwest Communications Corporation, effective as of August 31, 2000 (incorporated herein by reference to Exhibit 10.21 to KMC Holdings' S-1).

*10.21 Pledge and Security Agreement, dated as of June 1, 2000 by and among Harold N. Kamine, KNT Partners, LP, KNT Network Technologies, LLC and KMC Telecom Holdings, Inc. (incorporated herein by reference to Exhibit 10.22 to KMC Holdings' S-1).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------


*10.22 Secured Promissory Note, dated as of June 1, 2000, delivered by KNT Network Technologies, LLC to KMC Telecom Holdings, Inc. (incorporated herein by reference to Exhibit 10.23 to KMC Holdings' S-1).

*10.23 Real Estate Agreement, dated as of June 1, 2000 between KMC Telecom Holdings, Inc. and KNT Network Technologies, LLC (incorporated herein by reference to Exhibit 10.24 to KMC Holdings' S-1).

*10.24 Maintenance Agreement, dated as of June 1, 2000, by and between KMC Telecom Holdings, Inc. and KNT Network Technologies, LLC (incorporated herein by reference to Exhibit
                  10.25 to KMC Holdings' S-1).

*10.25 Master Engineering, procurement and Construction Contract, dated as of June 1, 2000, by and between KMC Telecom Holdings, Inc. and KNT Network Technologies, LLC (incorporated hereby by reference to Exhibit 10.26 to KMC Holdings' S-1).

*10.26 KNT Asset Transfer and Proceeds Sharing Agreement, dated as of June 1, 2000 between KNT Network Technologies, LLC and KMC Telecom Holdings, Inc. (incorporated hereby by reference to Exhibit 10.27 to KMC Holdings' S-1).

**21.1            Subsidiaries of KMC Telecom Holdings, Inc.
**24.1            Power of Attorney (Appears on signature page).

-------------------------------

*    Incorporated herein by reference.
**   Filed herewith.
+ Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bedminster, State of New Jersey, on the 17th day of April, 2001.

                               KMC TELECOM HOLDINGS, INC.

                               By:     /S/ WILLIAM F. LENAHAN
                                  -----------------------------------------
                                          William F. Lenahan
                                          Chief Executive Officer

         KNOW BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William F. Lenahan, Roscoe C. Young II and William H. Stewart his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of April, 2001.

                SIGNATURE                              TITLE(S)


     /S/ WILLIAM F. LENAHAN                  Chief    Executive   Officer   and
-----------------------------------------    Director   (Principal    Executive
         William F. Lenahan                  Officer)




    /S/ WILLIAM H. STEWART                   Executive  Vice  President,  Chief
-----------------------------------------    Financial  Officer  and   Director
        William H. Stewart                   (Principal   Financial    Officer)




   /S/ ROBERT F. HAGAN                       Senior   Vice   President, Finance
-----------------------------------------    (Principal  Accounting    Officer)
       Robert F. Hagan



  /S/ HAROLD N. KAMINE                       Chairman of the Board of Directors
------------------------------------------
      Harold N. Kamine


 /S/ GARY E. LASHER                           Vice  Chairman  of the  Board  of
------------------------------------------    Directors
     Gary E. Lasher



/S/ ROSCOE C. YOUNG II                        President, Chief Operating Officer
------------------------------------------    and Director
    Roscoe C. Young, II

/S/ ALEXANDER P. COLEMAN                      Director
------------------------------------------
    Alexander P. Coleman


/S/ RICHARD H. PATTERSON                      Director
------------------------------------------
    Richard H. Patterson


/S/ JOHN G. QUIGLEY                           Director
-------------------------------------------
    John G. Quigley


/S/ JEFFREY M. TUDER                          Director
------------------------------------------
   Jeffrey M. Tuder

                                Index of Exhibits


EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT

--------------    --------------------------------------------------------------

*3.1              Amended  and  Restated  Certificate  of  Incorporation  of KMC
                  Telecom Holdings, Inc. dated as of September 22, 1997 (incorporated herein by reference to Exhibit 3.1 to KMC Telecom Holdings, Inc.'s Registration Statement on Form S-4 (Registration No. 333-50475) filed on April 20, 1998 (hereinafter referred to as the "KMC Holdings' S-4")).

*3.2 Certificate of Amendment of the Certificate of Incorporation of KMC Telecom Holdings, Inc. filed on November 5, 1997 (incorporated herein by reference to Exhibit 3.2 to KMC Holdings'S-4).

*3.3 Certificate of Amendment of the Certificate of Incorporation of KMC Telecom Holdings, Inc. dated as of February 4, 1999 (incorporated herein by reference to Exhibit 3.3 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*3.4 Certificate of Amendment of the Certificate of Incorporation of KMC Telecom Holdings, Inc. dated as of April 30, 1999 (incorporated herein by reference to Exhibit 3.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*3.5 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of KMC Telecom Holdings, Inc. dated July 7, 2000 (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 333 - 46148 filed on September 19, 2001 (hereinafter referred to as the "KMC Holdings' S-1")).

*3.6 KMC Telecom Holdings, Inc. Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock, Par Value $.01 per Share, dated November 4, 1997 (incorporated herein by reference to Exhibit 3.4 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*3.7 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series A
                  Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated as of April 30, 1999 (incorporated herein by reference to Exhibit 3.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*3.8 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series A
                  Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated June 29, 2000 (incorporated herein by reference to Exhibit 3.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*3.9 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series A
                  Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated July 7, 2000 (incorporated herein by reference to Exhibit 3.10 to KMC Holdings' S-1).

*3.10 KMC Telecom Holdings, Inc. Certificate of the Powers, Designations, Preferences and Rights of the Series C
                  Cumulative  Convertible  Preferred  Stock,  Par Value $.01 per
                  Share, dated November 4, 1997 (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*3.11 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series C
                  Cumulative Convertible Preferred Stock, Par Value $.01 per Share, dated as of April 30, 1999 (incorporated herein by reference to Exhibit 3.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------

*3.12 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series C
                  Cumulative Convertible Preferred Stock, Par Value $.01 per Share, dated as of June 29, 2000 (incorporated herein by reference to Exhibit 3.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*3.13 Certificate of Amendment to the Certificate of the Powers, Designations, Preferences and Rights of the Series C
                  Cumulative Convertible Preferred Stock, Par Value $.01 Per Share, dated July 7, 2000 (incorporated herein by reference to Exhibit 3.14 to KMC Holdings' S-1).

*3.14 KMC Telecom Holdings, Inc. Certificate of the Powers, Designations, Preferences and Rights of the Series D
                  Cumulative  Convertible  Preferred  Stock,  Par Value $.01 per
                  Share, dated November 4, 1997 (incorporated herein by reference to Exhibit 3.6 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*3.15 Certificate of Amendment to the Certificate of Powers, Designations, Preferences and Rights of the Series D
                  Cumulative Convertible Preferred Stock, par Value $.01 Per Share, dated as of April 30, 1999 (incorporated herein by reference to Exhibit 3.4 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*3.16 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior, Redeemable, Exchangeable, PIK Preferred Stock of KMC Telecom Holdings, Inc., dated as of February 4, 1999 (incorporated herein by reference to Exhibit 3.7 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*3.17 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of April 30, 1999 (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*3.18 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of June 30, 2000 (incorporated herein by reference to Exhibit 3.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*3.19 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, dated July 7, 2000 (incorporated herein by reference to Exhibit 3.20 to KMC Holdings' S-1).

*3.20 Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior, Redeemable, Exchangeable, PIK Preferred Stock of KMC Telecom Holdings, Inc., dated as of February 4, 1999 (incorporated herein by reference to Exhibit 3.8 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*3.21 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of June 1, 1999
                  (incorporated herein by reference to Exhibit 3.6 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------

*3.22 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of June 30, 2000 (incorporated herein by reference to Exhibit 3.4 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*3.23 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of July 7, 2000
                  (incorporated herein by reference to Exhibit 3.24 to KMC Holdings' S-1).

*3.24 Certificate of Powers, Designations, Preferences and Rights of the Series G-1 Voting Convertible Preferred Stock and Series G-2 Non-Voting Convertible Preferred Stock, Par Value $.01 Per Share, dated as of July 5, 2000 (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000.

*3.25 Amended and Restated By-Laws of KMC Telecom Holdings, Inc., adopted as of April 1, 2000 (incorporated herein by reference to Exhibit 3.6 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*3.26 Amendment No. 1 to the Amended and Restated By-Laws of KMC Telecom Holdings, Inc., amended as of July 5, 2000
                  (incorporated herein by reference to Exhibit 3.27 to KMC Holdings' S-1).

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

*4.3 Amendment No. 2 dated as of January 26, 1998 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among K MC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, KMC Telecommunications L.P., Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, CoreStates Bank, N.A. and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.3 to KMC Holdings' S-4).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------

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

*4.7 Amendment No. 6 dated as of June 1, 1999 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by an d among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine,
                  Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.) and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.12 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.8 Amendment No. 7 dated as of January 1, 2000 to the Amended and Restated Stockholders Agreement dated as of October 31, 1997, by and among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, Newcourt Commercial Finance Corporation (formerly known as AT&T Credit Corporation), General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.) and CoreStates Holdings, Inc. (incorporated herein by reference to Exhibit 4.8 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999).

*4.9 Amendment No. 8 dated as of April 1, 2000 to the Amended and Restated Stockholders Agreement, dated as of October 31, 1997, among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.), CoreStates Holdings, Inc. and CIT Lending Services Corporation (formerly known as Newcourt Commercial Finance Corporation) (incorporated herein by reference to Exhibit 4.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------

*4.10 Amendment No. 9 dated as of June 30, 2000 to the Amended and Restated Stockholders Agreement, dated as of October 31, 1997, among KMC Telecom Holdings, Inc., Nassau Capital Partners L.P., NAS Partners I L.L.C., Harold N. Kamine, General Electric Capital Corporation, First Union National Bank (as successor to CoreStates Bank, N.A.), CoreStates Holdings, Inc., Dresdner Kleinwort Benson Private Equity Partners LP, 75 Wall Street Associates, LLC, Lucent Technologies Inc. and CIT Lending Services Corporation (formerly known as Newcourt Commercial Finance Corporation) (incorporated herein by reference to Exhibit 4.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*4.11 Indenture dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Trustee, including specimen of KMC Telecom Holdings, Inc.'s 12 1/2% Senior Discount Note due 2008. (incorporated herein by reference to Exhibit 4.5 to KMC Holdings' S-4).

*4.12 First Supplemental Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Trustee. (incorporated herein by reference to Exhibit 4.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30,
                  1999).

*4.13 Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, including specimen of KMC Telecom Holdings, Inc.'s 13 1/2% Senior Notes due 2009. (incorporated herein by reference to Exhibit 4.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1999).

*4.14 Collateral Pledge and Security Agreement made and entered into as of May 24, 1999 by KMC Telecom Financing, Inc. in favor of The Chase Manhattan Bank as Trustee. (incorporated herein by reference to Exhibit 4.4 to KMC Telecom Holdings, Inc.`s Form 10-Q for the quarterly period ended September 30,
                  1999).

*4.15 Registration Rights Agreement dated as of January 26, 1998, between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated. (incorporated herein by reference to Exhibit 4.6 to KMC Holdings' S-4).

*4.16 Registration Rights Agreement dated as of May 19, 1999 among KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union Capital Markets Corp., CIBC World Markets Corp., BancBoston Robertson Stephens Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit
                  4.5 to KMC

                  Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1999).

*4.17             Warrant  Agreement  dated as of January 29,  1998  between KMC
                  Telecom Holdings, Inc. and The Chase Manhattan Bank, as Warrant Agent, including a specimen of Warrant Certificate (incorporated herein by reference to Exhibit 4.7 to KMC Holdings' S-4).

*4.18 Warrant Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit
                  10.2 to KMC Telecom Holdings, Inc.`s Form 10-Q for the quarterly period ended March 31, 1999).

*4.19 Warrant Agreement dated as of April 30, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, First Union Investors, Inc., Harold N. Kamine and Nassau Capital Partners L.P. (incorporated herein by reference to Exhibit 4.4 to KMC Telecom Holdings, Inc.`s Form 10-Q for the quarterly period ended June 30, 1999).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------


*4.20             Amendment  No. 1  dated  as  of  April 30, 1999 to the Warrant
                  Agreement dated as of February 4, 1999, among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation, Lucent Technologies Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.7 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.21             Amendment  No. 2  dated  as  of  June  1, 1999 to the  Warrant
                  Agreement dated as of February 4, 1999, among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation, Lucent Technologies Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.8 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.22 Warrant Registration Rights Agreement dated as of January 26, 1998 between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated. (incorporated herein by reference to Exhibit
                  4.8 to KMC Holdings' S-4).

*4.23 Warrant Registration Rights Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended March 31,
                  1999).

*4.24 Warrant Registration Rights Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit
                  4.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.25 Amendment No. 1 dated as of April 30, 1999 to Warrant Registration Rights Agreement among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc.(incorporated herein by reference to Exhibit
                  4.6 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.26 Preferred Stock Registration Rights Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.9 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.27 Amendment No. 1 dated as of June 1, 1999 to Preferred Stock Registration Rights Agreement among KMC Telecom Holdings, Inc., First Union Investors, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 4.10 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.28 Securities Purchase Agreement dated as of June 30, 2000 among KMC Telecom Holdings, Inc., Nassau Capital Partners IV, L.P., NAS Partners I L.L.C., Dresdner Kleinwort Benson Private Equity Partners LP, 75 Wall Street Associates, Harold N. Kamine, CIT Lending Services Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit
                  4.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------

*10.1 Amended and Restated Loan and Security Agreement dated as of February 15, 2000 by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the financial institutions from time to time parties thereto as "Lenders", First Union National Bank as Administrative Agent for the Lenders, First Union National Bank, as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T
                  Commercial Finance Corporation), an affiliate of The CIT Group, Inc., as Collateral Agent for the Lenders (incorporated herein by reference to Exhibit 10.6 to KMC Telecom Holding, Inc.'s Form 10-K for the fiscal year ended December 31, 1999).

*10.2 Amendment No. 1, dated as of March 28, 2000, to Amended and Restated Loan and Security Agreement dated as of February 15, 2000 by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the financial institutions from time to time parties thereto as "Lenders", First Union National Bank, as Administrative
                  Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Finance Corporation), an affiliate of The CIT Group, Inc., as
                  Collateral Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended March 31, 2000).

*10.3 General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc. and Lucent Technologies Inc. dated September 24, 1997, as amended on October 15, 1997 (incorporated herein by reference to Exhibit 10.7 to KMC Holdings' S-4).

*10.4 Amendment Number Two to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC and Lucent Technologies Inc. dated as of December 22, 1998 (incorporated herein by reference to Exhibit 10.8 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999).

*10.5 Amendment Number Three to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC and Lucent Technologies Inc. dated as of November 15, 1999 (incorporated herein by reference to Exhibit 10.9 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999).

*10.6 Amendment Number Four to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom Leasing IV LLC, KMC III Services LLC and Lucent Technologies Inc. dated as of February 15, 2000 (incorporated herein by reference to Exhibit 10.10 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999).

*10.7             Professional  Services  Agreement  between  KMC  Telecom  Inc.
                  and Lucent Technologies, Inc. dated September 4, 1997. (incorporated herein by reference to Exhibit 10.8 to KMC Holdings' S-4).

*10.8             Memorandum of Agreement  between  KMC Telecom  Holdings,  Inc.
                  and EFTIA OSS Solutions Inc., dated as of October 26, 1998. (incorporated herein by reference to Exhibit 10.6 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------

*10.9 Master License Agreement dated December 31, 1998 by and between Billing Concepts Systems, Inc. and KMC Telecom Holdings, Inc. (incorporated herein by reference to Exhibit
                  10.7 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*10.10 Lease Agreement dated January 1, 1996 between Cogeneration Services Inc. (now known as Kamine Development Corp.) and KMC Telecom Inc. (incorporated herein by reference to Exhibit
                  10.8 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998)

*10.11 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. (incorporated herein by reference to Exhibit 4 to KMC Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1998).+

*10.12 Specimen of Non-Qualified Stock Option Agreement for options granted under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. (incorporated herein by reference to Exhibit 10.10 to KMC Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1998). +

*10.13 Amendment No. 1 made as of June 7, 1999 to 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates (incorporated herein by reference to Exhibit 10.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999). +

*10.14 Participation Agreement, dated as of June 28, 2000, among KMC Telecom V, Inc., Telecom V Investor Trust 2000-A, Wilmington Trust Company, in its individual capacity and as trustee of the Lessor, and the Investors party thereto (incorporated herein by reference to Exhibit 10.15 to KMC Holdings' S-1).

*10.15 Employment Agreement, dated as of April 17, 2000, by and between KMC Telecom Holdings, Inc. and William F. Lenahan (incorporated herein by reference to Exhibit 10.16 to KMC Holdings' S-1).

*10.16 Employment Agreement, dated as of March 9, 1000, by and between KMC Telecom Holdings, Inc. and William H. Stewart (incorporated herein by reference to Exhibit 10.17 to KMC Holdings' S-1).

*10.17 Amended and Restated Employment Agreement, dated as of March 6, 2000, by and between KMC Telecom Holdings, Inc. and Roscoe C. Young III (incorporated herein by reference to
                  Exhibit 10.18 to KMC Holdings' S-1).

*10.18 Amended and Restated Media Gateway Services Agreement II between KMC Telecom V Inc. and Qwest Communications
                  Corporation, effective as of March 31, 2000 (incorporated herein by reference to Exhibit 10.19 to KMC Holdings' S-1).

*10.19 Media Gateway Services Agreement III between KMC Telecom VI Inc. and Qwest Communications Corporation, effective as of June 30, 2000 (incorporated herein by reference to Exhibit
                  10.20 to KMC Holdings' S-1).

*10.20 Amendment No. 1 to the Media Gateway Services Agreement III between KMC Telecom VI Inc. and Qwest Communications Corporation, effective as of August 31, 2000 (incorporated herein by reference to Exhibit 10.21 to KMC Holdings' S-1).

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------    --------------------------------------------------------------

*10.21 Pledge and Security Agreement, dated as of June 1, 2000 by and among Harold N. Kamine, KNT Partners, LP, KNT Network Technologies, LLC and KMC Telecom Holdings, Inc. (incorporated herein by reference to Exhibit 10.22 to KMC Holdings' S-1).

*10.22 Secured Promissory Note, dated as of June 1, 2000, delivered by KNT Network Technologies, LLC to KMC Telecom Holdings, Inc. (incorporated herein by reference to Exhibit 10.23 to KMC Holdings' S-1).

*10.23 Real Estate Agreement, dated as of June 1, 2000 between KMC Telecom Holdings, Inc. and KNT Network Technologies, LLC (incorporated herein by reference to Exhibit 10.24 to KMC Holdings' S-1).

*10.24 Maintenance Agreement, dated as of June 1, 2000, by and between KMC Telecom Holdings, Inc. and KNT Network Technologies, LLC (incorporated herein by reference to Exhibit
                  10.25 to KMC Holdings' S-1).

*10.25 Master Engineering, procurement and Construction Contract, dated as of June 1, 2000, by and between KMC Telecom Holdings, Inc. and KNT Network Technologies, LLC (incorporated hereby by reference to Exhibit 10.26 to KMC Holdings' S-1).

*10.26 KNT Asset Transfer and Proceeds Sharing Agreement, dated as of June 1, 2000 between KNT Network Technologies, LLC and KMC Telecom Holdings, Inc. (incorporated hereby by reference to Exhibit 10.27 to KMC Holdings' S-1).

**21.1            Subsidiaries of KMC Telecom Holdings, Inc.
**24.1            Power of Attorney (Appears on signature page).

-------------------------------

*    Incorporated herein by reference.
**   Filed herewith.
+ Management contract or compensatory plan or arrangement.