Form 10-Q
period 2001-03-31
KMC TELECOM HOLDINGS INC
filed 2001-05-15
CIK 1059851

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

For the quarterly period ended March 31, 2001

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

                                 1545 ROUTE 206
                          BEDMINSTER, NEW JERSEY 07921
          (Address, including zip code, of principal executive offices)

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
     Common Stock, par value $0.01                        861,145 shares,
     per share.                                           as of May 9, 2001

================================================================================

                           KMC TELECOM HOLDINGS, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                        PAGE NO.
                                                                        --------

ITEM 1.    Financial Statements

           Unaudited Condensed Consolidated Balance Sheets,
             December 31, 2000 and March 31, 2001..............................2

           Unaudited Condensed Consolidated Statements of Operations,
             Three Months Ended March 31, 2000 and 2001........................3

           Unaudited Condensed Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2000 and 2001........................4

           Notes to Unaudited Condensed Consolidated Financial
             Statements........................................................5

ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................14

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.........22

PART II.   OTHER INFORMATION


ITEM 1.    Legal Proceedings..................................................23

ITEM 2.    Changes in Securities and Use of Proceeds..........................23

ITEM 3.    Defaults Upon Senior Securities....................................23

ITEM 4.    Submission of Matters to a Vote of Security Holders................24

ITEM 5.    Other Information..................................................24

ITEM 6.    Exhibits and Reports on Form 8-K...................................24

SIGNATURES....................................................................26


                                              PART I - FINANCIAL INFORMATION
                                                KMC TELECOM HOLDINGS, INC.
                                      UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (IN THOUSANDS)
                                                                                           DECEMBER 31,        MARCH 31,
                                                                                              2000               2001
                                                                                           ------------       ----------

ASSETS
Current assets:
   Cash and cash equivalents........................................................       $  109,977         $  131,189
   Restricted investments...........................................................           37,125             37,125
   Accounts receivable, net of allowance for doubtful accounts of $10,921 and
      $11,392 in 2000 and 2001, respectively........................................           47,141             44,424
   Monetization proceeds receivable.................................................                -            325,000
   Prepaid expenses and other current assets........................................           14,888             26,114
                                                                                           ----------         ----------
Total current assets................................................................          209,131            563,852
Long-term restricted investments....................................................           62,931             69,368
Networks, property and equipment, net...............................................        1,021,684          1,207,781
Intangible assets, net..............................................................            3,835              3,823
Deferred financing costs, net.......................................................           32,766             32,752
Other assets........................................................................              928              1,080
                                                                                           ----------         ----------
                                                                                           $1,331,275         $1,878,656
                                                                                           ==========         ==========
LIABILITIES,   REDEEMABLE  AND  NONREDEEMABLE   EQUITY   (DEFICIENCY)
Current liabilities:
   Accounts payable.................................................................       $  180,803         $  149,301
   Accrued expenses.................................................................           73,605             76,054
   Deferred revenue.................................................................           17,839             14,229
                                                                                           ----------         ----------
Total current liabilities...........................................................          272,247            239,584
Other liabilities...................................................................                -             23,036
Notes payable.......................................................................          728,173          1,384,444
Senior notes payable................................................................          275,000            275,000
Senior discount notes payable.......................................................          340,181            350,664
                                                                                           ----------         ----------
Total liabilities...................................................................        1,615,601          2,272,728

Commitments and contingencies

Redeemable equity:
   Senior redeemable,  exchangeable,  PIK preferred  stock,  par value $.01 per share; authorized: 630 shares in 2000 and 2001; shares issued and outstanding:
     Series E, 75 shares in 2000 and 127 shares in 2001  ($127,309 liquidation
      preference)...................................................................           61,992            117,631
     Series F, 48 shares in 2000 and -0- shares in 2001.............................           50,568                  -
   Redeemable cumulative convertible preferred stock, par value $.01 per share;
    499 shares authorized; shares issued and outstanding:
     Series A, 124 shares in 2000 and 2001 ($12,380 liquidation preference).........          109,272             62,052
     Series C, 175 shares in 2000 and 2001 ($17,500 liquidation preference).........           72,701             42,908
   Redeemable cumulative convertible preferred stock, par value $.01 per share;
    2,500 shares authorized; shares issued and outstanding:
     Series G-1, 59 shares in 2000 and 2001 ($19,900 liquidation preference)........           19,435             19,474
     Series G-2, 481 shares in 2000 and 2001 ($162,600 liquidation preference)......          158,797            159,123
   Redeemable common stock, shares issued and outstanding, 224 in 2000 and 2001.....           45,563             22,404
   Redeemable common stock warrants.................................................           16,817             19,117
                                                                                           ----------         ----------
Total redeemable equity.............................................................          535,145            442,709
                                                                                           ----------         ----------
Nonredeemable equity (deficiency):
  Common stock, par value $.01 per share; 4,250 shares authorized, issued and
     outstanding, 630 shares and 637 shares in 2000 and 2001, respectively..........                6                  6
  Unearned compensation.............................................................          (16,608)              (703)
  Accumulated deficit...............................................................         (802,869)          (813,048)
  Accumulated other comprehensive income............................................                -            (23,036)
                                                                                           ----------         ----------
Total nonredeemable equity (deficiency).............................................         (819,471)          (836,781)
                                                                                           ----------         ----------
                                                                                           $1,331,275         $1,878,656
                                                                                           ==========         ==========
                                                  See accompanying notes.




                                                KMC TELECOM HOLDINGS, INC.

                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ------------------------------
                                                                                      2000           2001
                                                                                ------------------------------

Revenue........................................................................    $   29,151      $   96,826
Operating expenses:
     Network operating costs:
          Non-cash stock compensation expense/(credit).........................         1,051          (5,010)
          Other network operating costs........................................        28,807          61,330
     Selling, general and administrative:
          Non-cash stock compensation expense/(credit).........................        12,257         (58,414)
          Other selling, general and administrative costs......................        39,326          48,957
     Depreciation and amortization.............................................        13,737          32,615
                                                                                ------------------------------
          Total operating expenses.............................................        95,178          79,478
                                                                                ------------------------------
Income/(loss) from operations..................................................       (66,027)         17,348
Interest income................................................................         1,969           2,524
Interest expense...............................................................       (27,164)        (43,149)
                                                                                ------------------------------
Net loss before cumulative effect of change in accounting principle............       (91,222)        (23,277)
Cumulative effect of change in accounting principle............................        (1,705)              -
                                                                                ------------------------------
Net loss.......................................................................       (92,927)        (23,277)
(Dividends and accretion)/reversal of accretion on redeemable preferred stock..       (33,527)         67,634
                                                                                ------------------------------
Net income/(loss) applicable to common shareholders............................    $ (126,454)     $   44,357
                                                                                ==============================
Net income/(loss) per common share before cumulative effect of change in
      accounting principle.....................................................    $  (146.19)     $    51.51
Cumulative effect of change in accounting principle............................         (2.00)              -
                                                                                ------------------------------
Net income/(loss) per common share - basic.....................................    $  (148.19)     $    51.51
                                                                                ==============================
Net income per common share - diluted..........................................             -      $    29.54
                                                                                ==============================
Weighted average number of common shares outstanding - basic...................       853,341         861,145
                                                                                ==============================
Weighted average number of common and common equivalent shares outstanding -
      diluted..................................................................             -       1,501,598
                                                                                ==============================
Pro forma  amounts  assuming  the  change in  accounting  principle  was applied retroactively:
Net income/(loss) applicable to common shareholders............................    $ (124,749)     $   44,357
                                                                                ==============================
Net income/(loss) per common share-basic.......................................    $  (146.19)     $    51.51
                                                                                ==============================

                                                  See accompanying notes.

                                                            3


                                                KMC TELECOM HOLDINGS, INC.

                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 -------------------------------
                                                                                      2000           2001
                                                                                 -------------------------------

OPERATING ACTIVITIES
Net loss .....................................................................     $  (92,927)    $  (23,277)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization...........................................         13,737         32,615
      Non-cash interest expense...............................................          9,061         21,695
      Non-cash stock compensation expense/(credit)............................         13,308        (63,424)
      Changes in assets and liabilities:
         Accounts receivable..................................................         (7,239)         2,717
         Prepaid expenses and other current assets............................           (348)        (4,672)
         Other assets.........................................................         (7,229)        (6,673)
         Accounts payable.....................................................        (45,416)       (81,725)
         Accrued expenses.....................................................         13,554         (7,452)
         Deferred revenue.....................................................          2,322         (3,610)
                                                                                 -------------------------------
Net cash used in operating activities.........................................       (101,177)      (133,806)
                                                                                 -------------------------------

INVESTING ACTIVITIES
Construction of networks and purchases of equipment...........................       (145,850)      (174,038)
Acquisitions of franchises, authorizations and related assets.................           (395)          (112)
                                                                                 -------------------------------
Net cash used in investing activities.........................................       (146,245)      (174,150)
                                                                                 -------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of notes, net of issuance costs........................              -        223,345
Proceeds from credit facilities, net of issuance costs........................        259,134        105,823
                                                                                 -------------------------------
Net cash provided by financing activities.....................................        259,134        329,168
                                                                                 -------------------------------

Net increase/(decrease) in cash and cash equivalents..........................         11,712         21,212
Cash and cash equivalents, beginning of period................................         85,966        109,977
                                                                                 -------------------------------

Cash and cash equivalents, end of period......................................     $   97,678     $  131,189
                                                                                 ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of amounts capitalized..........     $    3,332     $   21,454
                                                                                 ==============================

                                                  See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

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

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the financial statements and notes thereto of KMC Telecom Holdings, Inc. as of and for the year ended December 31, 2000.

     The unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     The balance sheet of KMC Telecom Holdings, Inc. at December 31, 2000 was derived from the audited consolidated balance sheet at that date.

     Certain reclassifications have been made to the 2000 unaudited condensed consolidated financial statements to conform with the 2001 presentation.


2.   ACCOUNTING CHANGE

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Through December 31, 1999, the Company recognized installation revenue upon completion of the installation. Effective January 1, 2000, in accordance with the provisions of SAB 101, the Company is recognizing installation revenue over the average contract period. The cumulative effect of this change in accounting principle resulted in a charge of approximately $1.7 million which was recorded in the quarter ended March 31, 2000. Revenue for the three months ended March 31, 2000 includes $654,000 of revenue that, prior to the accounting change, had been recognized through December 31, 1999.

3.   NETWORKS, PROPERTY AND EQUIPMENT

     Networks and equipment are comprised of the  following:


                                                   DECEMBER 31,       MARCH 31,
                                                       2000              2001
                                                 -------------------------------
                                                           (IN THOUSANDS)

     Fiber optic systems......................... $    249,690      $   260,180
     Telecommunications equipment................      696,683          989,530
     Furniture and fixtures......................       27,790           28,453
     Leasehold improvements......................        2,704            2,908
     Construction-in-progress....................      157,075           70,121
                                                  ------------------------------
                                                     1,133,942        1,351,192
     Less accumulated depreciation...............     (112,258)        (143,411)
                                                  ------------------------------
                                                  $  1,021,684     $  1,207,781
                                                  ==============================

     Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks for the three months ended March 31, 2000 and 2001 amounted to $2.2 million and $881,000, respectively.


4.   ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                   DECEMBER 31,       MARCH 31,
                                                       2000              2001
                                                  ------------------------------
                                                            (IN THOUSANDS)

     Accrued interest payable.................... $      20,419    $      26,881
     Accrued telecommunications costs............         8,125           11,043
     Accrued compensation........................        20,068            9,654
     Accrued property taxes......................         3,143            5,477
     Other accrued expenses......................        21,850           22,999
                                                  ------------------------------
                                                  $      73,605    $      76,054
                                                  ==============================


5.   INFORMATION BY BUSINESS SEGMENT

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

     Prior to the development of the Nationwide Data Platform segment in late fiscal 2000, the Company was managed as one reporting segment for the three months ended March 31, 2000. Therefore, segment data for such period is not presented.


                                                      THREE MONTHS ENDED MARCH 31, 2001
                                                                (IN THOUSANDS)

                                      TIER III           NATIONWIDE
                                       MARKETS          DATA PLATFORM        CORPORATE            TOTAL
                                    ------------        -------------        ---------           -------

Revenue..........................   $     50,599        $     46,227      $          -      $     96,826

Adjusted EBITDA..................        (27,673)       $     14,212                 -           (13,461)
Depreciation and amortization....        (21,383)       $     (5,123)           (6,109)          (32,615)
Stock compensation credit........          1,903                 634            60,887            63,424
Interest income..................            515                 551             1,458             2,524
Interest expense.................        (37,382)             (4,215)           (1,552)          (43,149)
Net income/(loss) common
shareholders.....................        (84,020)              6,059            54,684           (23,277)
Dividends and reversal of
   accretion on redeemable
   preferred stock...............              -                   -            67,634            67,634
                                    ------------        ------------      ------------      ------------
Net income/(loss) applicable to
   common shareholders...........   $    (84,020)       $      6,059      $    122,318      $     44,357
                                    ============        ============      ============      ============

Total assets.....................   $    934,009        $    781,317      $    163,330      $  1,878,656
                                    ============        ============      ============      ============
Capital expenditures.............   $     12,175        $    205,075      $          -      $    217,250
                                    ============        ============      ============      ============


SERVICE REVENUE

     The Company provides on-net switched and dedicated services and resells switched services previously purchased from the incumbent local exchange carrier. On-net services include both services provided through direct connections to our own networks and services provided by means of unbundled network elements leased from the incumbent local exchange carrier.

     The Company's service revenue consists of the following:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    2000            2001
                                                                               -------------------------
                                                                                      (IN THOUSANDS)

On-net.........................................................................$ 25,741         $ 94,734
Resale.........................................................................   3,410            2,092
                                                                               -------------------------
Total..........................................................................$ 29,151         $ 96,826
                                                                               =========================

6. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

     As of March 31, 2001, the Company has outstanding commitments aggregating approximately $32.2 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers.

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

     The redeemable preferred stock, redeemable common stock and redeemable common stock warrants, which are subject to the stockholders agreement, are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At March 31, 2001, the aggregate redemption value of the redeemable equity was approximately $202 million, reflecting per share redemption amounts of $501 for the Series A Preferred Stock, $245 for the Series C Preferred Stock, $103 for the Series G Preferred Stock and $100 for the redeemable common stock and redeemable common stock warrants.


7.   NET INCOME/(LOSS) PER COMMON SHARE

     The following table sets forth the computation of net income/(loss) per common share-basic and diluted (in thousands, except share and per share amounts):


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                -----------------------------
                                                                     2000          2001
                                                                -----------------------------
Numerator:
   Net loss before cumulative effect of change in  accounting
      principle..............................................    $   (91,222)   $  (23,277)
   Cumulative effect of change in accounting principle.......         (1,705)            -
                                                                -----------------------------
   Net loss..................................................        (92,927)      (23,277)
   (Dividends and accretion)/reversal of accretion on
      redeemable preferred stock.............................        (33,527)       67,634
                                                                -----------------------------
   Numerator for net income/(loss) applicable to common
      shareholders...........................................    $  (126,454)   $   44,357
                                                                =============================
Denominator:
   Denominator for basic net income/(loss) per common
      share-weighted average number of common shares
      outstanding............................................        853,341       861,145
                                                                ===============
   Dilutive effect of options and warrants...................                      640,453
                                                                                -------------
   Denominator for diluted net income/(loss) per common
      share-weighted average number of common and common
      equivalent shares outstanding..........................                    1,501,598
                                                                                =============

Net income/(loss) per common share before cumulative effect
   of change in accounting principle - basic.................    $   (146.19)   $     51.51

Cumulative effect of change in accounting principle..........          (2.00)             -
                                                                -----------------------------
Net income/(loss) per common share - basic...................    $   (148.19)   $     51.51
                                                                =============================
Net income per common share - diluted........................                   $     29.54
                                                                                =============


     Options and warrants to purchase an aggregate of 520,531 shares of common stock were outstanding as of March 31, 2000, but a computation of diluted net loss per common share for such period has not been presented, as the effect would be anti-dilutive.


8.   SIGNIFICANT CONTRACTS AND CUSTOMERS

VOIP EQUIPMENT CONTRACT

     In March 2001, the Company entered into an agreement with Qwest Communications Corporation and Qwest Communications International, Inc. ("Qwest") pursuant to which (i) the Company purchased approximately $65.0 million of Voice over Internet Protocol equipment from Qwest and (ii) the Company agreed to install and maintain this equipment throughout the United States, principally to handle Voice over Internet Protocol traffic on behalf of Qwest. The services agreement commences in the second half of 2001 and expires 48 months later, and provides guaranteed annualized revenues of approximately $28.7 million. The Company expects to enter into a financing transaction to fund the cost of this equipment.

     Contracts with Qwest accounted for approximately 57% of the Company's total revenue during the three months ended March 31, 2001. The majority of the Qwest business was generated from long term guaranteed revenue contracts. For the three months ended March 31, 2000, no one customer accounted for more than 10% of revenue.

9.   SIGNIFICANT FINANCING TRANSACTIONS

KMC FUNDING MONETIZATION

     In March 2001, the Company entered into a financing transaction (the "KMC Funding Monetization") that resulted in the Company receiving unrestricted gross proceeds of $325.0 million from a secured loan (the $325.0 million is reflected as a receivable at March 31, 2001 as this monetization closed on March 30, 2001 but the cash settlement occurred on April 2, 2001). The KMC Funding Monetization is secured by the future cash flows from the Company's Nationwide Data Platform business contract that was entered into in June 2000. The KMC Funding Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. The Company retains the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). The Company realized net proceeds of approximately $145.5 million after using a portion of the gross proceeds to repay the 48 month loan which the Company obtained from Dresdner Kleinwort Benson North American Leasing, Inc. in November 2000 to finance its acquisition of the KMC Funding Equipment, as well as to pay any financing fees and expenses related to the monetization. The interest rate on the KMC Funding Monetization is 7.34%.

KMC FUNDING V MONETIZATION

     In March 2001, the Company entered into a financing transaction (the "KMC Funding V Monetization") that resulted in the Company receiving unrestricted gross proceeds of $225.4 million from a secured loan. The KMC Funding V Monetization is secured by the future cash flows from the Company's Nationwide Data Platform business contract that was entered into in March 2000. The KMC
Funding V Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. The Company retains the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). The Company realized net proceeds of approximately $125.5 million after using the proceeds to exercise its purchase option with respect to the KMC Funding V Equipment which the Company was leasing from GECC and CIT Lending Services Corporation under an operating lease, as well as to pay any financing fees and expenses related to the monetization. The interest rate on the KMC Funding V Monetization is 6.77%.


10.  EQUITY TRANSACTIONS

SPRINGING WARRANTS

     Effective February 4, 2001, the Company became obligated to issue warrants to purchase an aggregate of 107,228 shares of its common stock at an exercise price of $.01 per share to certain holders of the Series E Preferred Stock and Series F Preferred Stock as a result of the Company's failure to redeem, prior to that date, all of the outstanding shares of Series F Preferred Stock. The issuance of these warrants will trigger anti-dilution provisions in our Series A Preferred Stock, Series C Preferred Stock and Series G Preferred Stock resulting in adjustments to the conversion prices which will result in an increase in the number of shares of common stock into which they are convertible of 20,522 shares, 14,194 shares and 18,478 shares, respectively. The issuance of the Springing Warrants will also trigger anti-dilution provisions in certain of our other outstanding warrants which will increase the number of shares of common stock for which such warrants are exercisable by 3,740 shares.

SERIES F PREFERRED STOCK

     Effective February 4, 2001, all the shares of Series F Preferred Stock were converted into shares of Series E Preferred Stock on a one to one basis in accordance with the provisions of the Certificate of Designations of the Series F Preferred Stock.

CHANGE IN FAIR VALUE OF COMMON STOCK

     As a result of a decrease in the estimated fair value of the Company's common stock in the first quarter of 2001 as compared to December 31, 2000, the Company reversed $63.4 million of previously recognized stock compensation expense during the quarter ended March 31, 2001. In addition, the decrease in the estimated fair value of the Company's common stock also resulted in the reversal of $67.6 million of previously recognized accretion on redeemable equity instruments during the first quarter of 2001. Neither of these non-cash items were directly generated by the Company's operating activities.


11. RELATED PARTIES

     The Company is currently in negotiations to complete the transfer of its construction division to KNT Network Technologies, LLC ("KNT"), a company independently owned by Harold N. Kamine and Nassau Capital, the principal stockholders of the Company. Pursuant to an arrangement between the parties, effective June 1, 2000, the Company transferred substantially all of the employees of its construction division to KNT. KNT is providing construction and maintenance services to the Company and is being reimbursed for all of the direct costs of these activities. In addition, the Company is currently funding substantially all of KNT's general overhead and administrative costs at an amount not to exceed $15 million per annum.

     Amounts paid to KNT during the three months ended March 31, 2001 related to this arrangement amounted to $13.1 million, of which $7.0 million was for network related construction and was capitalized into networks and equipment, $4.3 million was expensed as general overhead and administrative costs and $1.8 million was expensed as direct maintenance costs. Further, the Company may be entitled to participate in future profits of KNT, to the extent KNT develops a successful third-party construction business.

     The Company is currently negotiating with KNT to finalize the terms of this arrangement and execute a formal contract which is required to be completed by June 15, 2001.


12.  HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement 133"), which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The Company has two interest rate swap agreements to hedge its interest rate exposure, and the effect of applying Statement 133 as of January 1, 2001 resulted in the fair value of the swaps of $13.2 million being included as a liability with a corresponding charge to other comprehensive income. For the period from January 1, 2001 through March 31, 2001, the value of the swaps decreased to a liability of $23.0 million, with the $9.8 million decrease being recorded in other comprehensive income.


13.  COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income. Prior to the adoption of Statement 133 in the quarter ended March 31, 2001 (see Note 12), the Company did not have any items that were required to be disclosed in comprehensive income. The Company's comprehensive income for the three months ended March 31, 2001 is set forth in the following table:


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                                  2001
                                                         ----------------------
Net income applicable to common shareholders...........  $          44,357
Other comprehensive income:
     Unrealized loss on hedging transactions...........             (9,765)
                                                         -----------------------
Comprehensive income...................................  $          34,592
                                                         ======================


14.  SUBSEQUENT EVENTS

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

     In addition to the existing reductions in the aggregate Revolver commitment, the Revolver commitment will be further reduced, pro rata with the Term Loan and Lucent Term Loan, (i) by applying the net asset sale proceeds of certain asset sales (both as defined in the Amended Senior Secured Credit Facility) in an amount equal to 85% of gross property, plant and equipment allocated to the assets sold, plus 50% of any proceeds in excess of the full gross property, plant and equipment allocated to the assets sold (plus a make up of any shortfall on prior asset sales), (ii) by 50% of the net securities proceeds (as defined) from the future issuance of equity interests by KMC Holdings in excess of a cumulative $200.0 million and (iii) by prepayment of an aggregate of $100 million on or before May 1, 2002.

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

     KMC Holdings has agreed that it will form a subsidiary holding company which will own all of the common stock of its operating subsidiaries which are engaged in its Nationwide Data Platform business. KMC Holdings has agreed to pledge the shares of the data subsidiary holding company as further collateral for KMC Holdings' guaranty of the Amended Senior Secured Credit Facility.

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

LENDER WARRANTS

     In connection with the execution of the amendment to the Amended Senior Secured Credit Facility discussed above, the Company agreed to deliver to a warrant agent certificates representing warrants to purchase an aggregate of 166,542 shares of common stock at an exercise price of $.01 per share (the "Lender Warrants"). The terms of the Lender Warrants provide that they will become issuable under the circumstances described in the following paragraph.

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

NOTE REPURCHASES

     The Company's subsidiaries have recently made, and may in the future make, purchases of senior discount notes and/or senior notes in the open market from time to time.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT OUR CURRENT ESTIMATES, EXPECTATIONS AND PROJECTIONS ABOUT OUR FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "ANTICIPATE", "BELIEVE", "COULD", "ESTIMATE", "EXPECT", "INTEND", "MAY", "SHOULD", "WILL", "WOULD" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ALL INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE MATTERS RELATED TO:

     o     OUR OPERATIONS AND PROSPECTS,
     o     OUR EXPECTED FINANCIAL POSITION,
     o     OUR FUNDING NEEDS AND POTENTIAL FINANCING SOURCES,
     o     OUR NETWORK DEVELOPMENT AND EXPANSION PLANS,
     o THE MARKETS IN WHICH OUR SERVICES ARE CURRENTLY OFFERED OR WILL BE OFFERED IN THE FUTURE,
     o     THE SERVICES WHICH WE EXPECT TO OFFER IN THE FUTURE,
     o     THE CONTINUING IMPLEMENTATION OF OUR OPERATIONS SUPPORT SYSTEM,
     o     REGULATORY MATTERS,
     o     EXPECTED COMPETITORS IN OUR MARKETS, AND
     o THE FACTORS SET FORTH IN ITEM 7 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 UNDER THE HEADING "-CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE RESULTS."

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

     We also provide nationwide data services under long-term guaranteed revenue contracts. Under these contracts, we provide local Internet access infrastructure and other enhanced data services and will be providing Voice over Internet Protocol services beginning in the second half of 2001. Currently, we have contracts representing approximately $280 million in annualized revenues in approximately 140 markets. The Internet infrastructure we are deploying includes the latest technology platforms from Cisco and Nortel, which we believe will result in a cost-effective and technologically superior solution for our customers.

     TIER III MARKETS. We have installed fiber-based SONET networks, or self-healing synchronous optical networks, using a Class 5 switch in all of our 37 markets. Our fiber optic networks are initially designed and built to reach approximately 80% of the business access lines in each of our markets, typically requiring a local fiber loop of about 30 to 40 miles.

     As our switches have become operational, our operating margins have improved meaningfully. Our operating margins have also improved due to increased on-network revenues relative to resale revenues. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated line. Resale revenues are generated when traffic is carried completely on the incumbent local exchange carriers' facilities. On-network revenues have increased from approximately 44% of our revenues for the three months ended March 31, 1999 to approximately 98% of our revenues for the three months ended March 31, 2001.

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

The table below provides selected key operational and financial data on a consolidated basis as of the following dates:

                                                                       Quarter Ended
                                     --------------------------------------------------------------------------------
                                       March 31,      June 30,      September 30,      December 31,       March 31,
                                         2000           2000            2000               2000              2001
                                      ----------      --------      -------------      ------------        -------
Tier III operational markets....             35             35               35                 37              37
Route miles.....................          1,724          1,989            2,178              2,285           2,325
Fiber miles.....................        110,335        122,376          134,952            140,988         143,508
Collocations....................            111            124              125                134             140
Customers.......................          7,305          8,513            9,990             11,602          13,064
Total buildings connected.......          5,615          7,088            9,085              9,745          11,343
Total lines in service..........        480,079        767,992        1,865,390          2,284,375       2,857,304

On-network revenues(a)(b).......             88%            93%              96%                97%             98%
Resale revenues(a)(c)...........             12%             7%               4%                 3%              2%


--------
(a)  As a percentage of total revenues.
(b) On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated line.
(c) Resale revenues are generated when traffic is carried completely on the incumbent local exchange carriers' facilities.

     REVENUE. Our revenue is derived from the sale of local switched services, long distance services, Centrex-type services, private line services, special access services and Internet access infrastructure. In prior years, a significant portion of our revenue was derived from the resale of switched services. We have transitioned the majority of our customers on-network and, as a result, the portion of our revenue related to the resale of switched services has decreased significantly.

     RECIPROCAL COMPENSATION. We recognized reciprocal compensation revenue of approximately $6.4 million, or 22% of our total revenue for the quarter ended March 31, 2000 and approximately $4.0 million or 4% of our total revenue for the quarter ended March 31, 2001. In May 2000, we reached a resolution of our claims for payment of certain reciprocal compensation charges, previously disputed by BellSouth Corporation. Under the agreement, BellSouth made a one-time payment that resolved all amounts billed through March 31, 2000. In addition, we agreed with BellSouth on future rates for reciprocal compensation, setting new contractual terms for payment. Our prior agreement with BellSouth provided for a rate of $.009 per minute of use for reciprocal compensation. Under the terms of the new agreement, the rates for reciprocal compensation which will apply to all local traffic, including ISP-bound traffic, will decrease over time. The reduction will be phased in over a three-year period beginning with a rate of $.002 per minute of use until March 31, 2001, $.00175 per minute of use from April 1, 2001 through March 31, 2002 and $.0015 per minute of use from April 1, 2002 through March 31, 2003.

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

     As of March 31, 2001, we have provided reserves which we believe are sufficient to cover any amounts which may not be collected, but we cannot assure you that this will be the case. Our management will continue to consider the circumstances surrounding this dispute periodically in determining whether additional reserves against unpaid balances are warranted.

     On April 27, 2001, the Federal Communications Commission released an order addressing reciprocal compensation for ISP-bound traffic. The Federal Communications Commission established a three year phase-down of compensation for ISP-bound traffic. A rebuttable 3:1 ratio of terminating to originating minutes was adopted as a proxy for identifying ISP-bound traffic. State reciprocal compensation rates will apply to traffic exchanged within the ratio. The rate cap on compensation for traffic above the ratio was set at $0.0015 per minute of use for the first six months following the effective date of the Federal Communications Commission's order, $0.0010 per minute of use for the next eighteen months, and $0.0007 per minute of use through the thirty-sixth month or until the Federal Communications Commission adopts a new mechanism, whichever is later. In addition, a ten percent growth cap (applied on a per interconnection agreement basis) applies to ISP-bound traffic eligible for compensation. The order preserves the compensation mechanisms contained in existing interconnection agreements, but permits the incumbent local exchange carriers to invoke change-in-law provisions that may be contained in those agreements. It is expected that numerous competitive local exchange carriers will file for review of the Federal Communications Commission's decision. We are unable to predict the outcome of any review proceedings that may be initiated. While we have not yet had an opportunity to fully evaluate the impact of the order on our business, if it remains in its present form, it is likely to adversely affect our future revenues.

     OPERATING EXPENSES. Our principal operating expenses consist of network operating costs, selling, general and administrative expenses, stock option compensation expense and depreciation and amortization. Network operating costs include charges from termination and unbundled network element charges; charges from incumbent local exchange carriers for resale services; charges from long distance carriers for resale of long distance services; salaries and benefits associated with network operations, billing and information services and customer care personnel; franchise fees and other costs. Network operating costs also include a percentage of both our intrastate and interstate revenues which we pay as universal service fund charges. Nationwide Data Platform operating expenses include space, power, transport, maintenance, staffing, sales, general and administrative and rental expenses under our operating lease agreements. Certain of these costs are passed through to the carrier customer which allows us to limit our maintenance and servicing costs to predetermined levels, and to receive additional revenues for any costs incurred in excess of such predetermined levels. Selling, general and administrative expenses consist of sales personnel and support costs, corporate and finance personnel and support costs and legal and accounting expenses. Depreciation and amortization includes charges related to plant, property and equipment and amortization of intangible assets, including franchise acquisition costs. Depreciation and amortization expense will increase as we place additional equipment into service, expanding our existing networks.

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

                  THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2000

     REVENUE. Revenue increased 232% from $29.2 million for the three months ended March 31, 2000 (the "2000 First Quarter") to $96.8 million for the three months ended March 31, 2001 (the "2001 First Quarter"). This increase is principally attributable to the fact that our data services business generated revenues in the 2001 First Quarter, but had not generated any revenues in the 2000 First Quarter, as well as increased sales in our Tier III Markets business in the 2001 First Quarter compared to the 2000 First Quarter.

     On-network local switched services, long distance services, Centrex-type services, private line services, special access services and Internet access infrastructure revenues ("On-network revenues") represented 98% of total revenue in the 2001 First Quarter, compared to 88% of total revenue in the 2000 First Quarter; while revenue derived from the resale of switched services ("Resale revenue") represented 2% and 12% of total revenue, respectively, during those periods. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated circuit. In addition, we recognized reciprocal compensation revenue of $4.0 million, or 4% of our total revenues during the 2001 First Quarter as compared to $6.4 million, or 22% of our total revenues during the 2000 First Quarter.

     NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense, increased 113% from $28.8 million for the 2000 First Quarter to $61.3 million for the 2001 First Quarter. This increase of approximately $32.5 million was due primarily to the increased sales in our Tier III Markets business in the 2001 First Quarter, combined with the fact that we were making operating lease payments in the 2001 First Quarter related to the equipment utilized in the Nationwide Data Platform business. As a result of the KMC Funding V Monetization, this equipment was purchased from the lessors in March 2001 and such lease payments will no longer be made. The detailed components of the network operating costs increase are $24.5 million in direct costs associated with providing on-network services, resale services, leasing unbundled network element services and operating lease payments, $3.0 million in personnel costs, $2.3 million in network support services, $1.3 million in consulting and professional services costs, $800,000 in telecommunications costs and $600,000 in other direct operating costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense, increased 25% from $39.3 million for the 2000 First Quarter to $49.0 million in the 2001 First Quarter. This increase of approximately $9.7 million consists of the following detailed components: $5.3 million in consulting and professional services costs, most of which were associated with our agreement with KNT, $2.3 million in personnel costs, $1.2 million in telecommunications costs and $900,000 million in facility costs.

     STOCK COMPENSATION. Stock compensation, a non-cash item, decreased from an aggregate charge of $13.3 million in the 2000 First Quarter to an aggregate credit of $63.4 million for the 2001 First Quarter. This decrease is due to a significant decrease in the estimated fair value of the Company's common stock in the 2001 First Quarter compared to the fair value of such stock in the 2000 First Quarter.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 138% from $13.7 million for the 2000 First Quarter to $32.6 million for the 2001 First Quarter. This increase is due primarily to depreciation expense associated with the expansion of our Tier III Markets business networks and the startup of our Nationwide Data Platform business networks during the third quarter of 2000.

     INTEREST INCOME. Interest income increased from $2.0 million in the 2000 First Quarter to $2.5 million in the 2001 First Quarter. This increase is due primarily to larger average cash, cash equivalents and restricted cash balances during the 2001 First Quarter as compared to the 2000 First Quarter.

     INTEREST EXPENSE. Interest expense increased from $27.2 million in the 2000 First Quarter to $43.1 million in the 2001 First Quarter. Of this increase, $9.7 million is attributable to higher borrowings under our amended senior secured credit facility, $3.7 million is attributable to the financing of our Internet infrastructure equipment purchased in June 2000 and $1.2 million is attributable to additional accretion on our senior discount notes. In addition, we capitalized interest of $2.2 million related to network construction projects during the 2000 First Quarter versus $881,000 during the 2001 First Quarter.

     NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. For the reasons stated above, net loss before cumulative effect of change in accounting principle decreased from $91.2 million for the 2000 First Quarter to $23.3 million for the 2001 First Quarter.


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

     In March 2001, we entered into a financing transaction (see Note 9, "Significant Financing Transactions-KMC FUNDING MONETIZATION," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q) that resulted in us receiving unrestricted gross proceeds of $325.0 million from a secured loan. The KMC Funding Monetization is secured by the future cash flows from our Nationwide Data Platform business contract that was entered into in June 2000. The KMC Funding Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. We retain the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). We realized net proceeds of approximately $145.5 million after using a portion of the gross proceeds to repay the 48 month term loan which we obtained pursuant to our November 2000 agreement with Dresdner Kleinwort Benson North American Leasing, Inc. to finance our acquisition of the KMC Funding Equipment, as well as to pay any financing fees and expenses related to the monetization.

     In March 2001, we entered into a financing transaction (see Note 9, "Significant Financing Transactions-KMC FUNDING V MONETIZATION," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q) that resulted in us receiving unrestricted gross proceeds of $225.4 million from a secured loan. The KMC Funding V Monetization is secured by the future cash flows from our Nationwide Data Platform business contract that was entered into in March 2000. The KMC Funding V Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. We retain the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). We realized net proceeds of approximately $125.5 million after using the proceeds to exercise our purchase option with respect to the KMC Funding V Equipment which we were leasing from GECC and CIT Lending Services Corporation under an operating lease, as well as to pay any financing fees and expenses related to the monetization.

     In March 2001, we purchased approximately $65.0 million of Voice over Internet Protocol equipment in association with entering into an agreement with Qwest (see Note 8, "Significant Contracts and Customers - VOIP EQUIPMENT CONTRACT," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q). We expect to enter into a financing transaction to fund the cost of this equipment; however, we can give no assurances that we will be able to obtain such financing.

     In April 2001, we further amended our amended senior secured credit facility. The aggregate amount of the facility remains at $700.0 million and funds are available under it for the same purposes. The primary changes effected by the amendment were (i) changes to certain of the financial covenants to reflect changes in the Company's business since the amended senior secured credit facility was entered into and to permit continued compliance with those covenants by the borrowers in accordance with its revised business plan, (ii) to conform the repayment schedules of both term loans and the revolving loan, (iii) to require the borrowers to make an aggregate of $100 million in prepayments on the loans in accordance with an agreed schedule, (iv) to require the Company to use a portion of the proceeds of future equity issuances in excess of a cumulative $200.0 million to make additional prepayments on the loans, (v) to require the Company to use agreed upon portions of the proceeds from certain sales of assets to make additional prepayments on the loans, (vi) to require the Company to use agreed upon portions of the excess cash flows from its Nationwide Data Platform business to make additional capital contributions to the borrowers, (vii) to require the Company to restructure those of its subsidiaries involved in its Nationwide Data Platform business under a single subsidiary holding company, the shares of which will be pledged as additional collateral for KMC Holdings' obligations under its guaranty of the amended senior secured credit facility, and (viii) to increase the interest rate. In connection with the amendment, the lenders also waived failures by the borrowers to comply with certain of the prior financial covenants as of March 31, 2001, and the Company made aggregate capital contributions to the borrowers of $200.0 million. In addition, the collateral for KMC Holdings' guaranty of the facility was expanded to include substantially all of the assets of KMC Holdings. For a more detailed discussion of this amendment see Note 14, "Subsequent Events - AMENDMENT TO AMENDED SENIOR SECURED CREDIT FACILITY," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q.

     As of April 30, 2001, we had $654.9 million and $550.4 million of indebtedness outstanding under the amended senior secured credit facility and the combined KMC Funding V Monetization and KMC Funding Monetization,
respectively. Subject to certain conditions, as of that date we had an additional $38.4 million in borrowing capacity available under the amended senior secured facility, excluding $6.7 million of drawn letters of credit. The KMC Funding V Monetization and KMC Funding Monetization were both fully drawn at that date.

     Net cash provided by financing activities from borrowings and equity issuances was $329.2 million and our net cash used in operating and investing activities was $308.0 million for the 2001 First Quarter.

     We made capital expenditures of $100.3 million in the 2000 First Quarter versus $217.3 million in the 2001 First Quarter. Of the total capital expenditures for the 2001 First Quarter, $12.2 million was related to the Tier III Markets business segment and $205.1 million was for the Nationwide Data Platform business segment. As of April 30, 2001, we had outstanding purchase commitments aggregating approximately $26.6 million related to the purchase of fiber optic cable and telecommunications equipment under our agreements with certain suppliers and service providers. We currently anticipate capital expenditures to be approximately $120.0 million for the Tier III Markets business for 2001. It is our intention that capital expenditures for the Nationwide Data Platform business will be financed separately and therefore will not affect our current liquidity position. The majority of the Tier III Market expenditures are expected to be made for network expansion to facilitate the offering of our services. We expect to continue to incur operating losses while we expand our business and build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

     We believe that our cash and borrowings available under the amended senior secured credit facility will be sufficient to meet our liquidity needs to fund operating losses and capital expenditure requirements for our current business plan into the second quarter of 2002.

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

     Our subsidiaries have recently made, and may in the future make, purchases of senior discount notes and/or senior notes in the open market from time to time.

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

         The  following  table  provides   information   about  our  significant
financial instruments that are sensitive to changes in interest rates (in millions):

                                       Fair Value
                                        on March
                                           31,                            Future Principal Payments
                                          2001       2001       2002       2003       2004      2005     Thereafter     Total
                                      ----------   --------   --------   --------   --------  --------   ----------    -------
Long-Term Debt:
   Fixed Rate:
     Senior Discount Notes,
      interest payable at
      12 1/2%, maturing 2008........  $     50.0   $      -   $      -   $       -    $    -    $   -     $ 350.7       $ 350.7
     Senior Notes, interest
      payable at 13 1/2%, maturing
      2009..........................        93.7          -          -           -         -        -       275.0         275.0
     KMC Funding Monetization,
      interest payable at 7.34%,
      maturing 2005.................       225.4       42.1       59.7        65.0      58.6        -           -         225.4
     KMC Funding V Monetization,
      interest payable at 6.77%,
      maturing 2005.................       325.0       43.5       69.4        74.7      80.4     57.0           -         325.0
   Variable rate:
     Amended Senior Secured Credit
      Facility, interest variable
      (11.73% at March 31,2001)(a)..       645.0          -          -        80.6     129.0    161.2       274.2         645.0
     Internet Infrastructure
      Equipment Financing (8.75%
      at March 31, 2001) (a) .......       189.0       31.5       54.0        54.0      49.5        -           -         189.0
                                      ----------   --------   --------   ---------    ------   ------      ------      --------
Interest rate swaps:
     Variable rate for fixed rate...        23.0          -          -           -         -        -           -             -
                                      ----------   --------   --------   ---------    ------   ------      ------      --------
        Total.......................  $  1,551.1   $  117.1   $  183.1   $   274.3    $317.5   $218.2      $899.9      $2,010.1
                                      ==========   ========   ========   =========    ======   ======      ======      ========

---------------------

(a) Interest is based on a variable rate, which at our option, is determined by either a base rate or LIBOR, plus, in each case, a specified margin.

                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS.

               Not Applicable.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

               (a)           Not Applicable.

               (b)           Not Applicable.

               (c) On January 1, 2001, the Company granted options to purchase an aggregate of 10,965 shares of common stock to certain employees and employees of certain of its affiliates under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. No consideration was received by the Company for the issuance of the options. The options to purchase these shares are exercisable at an exercise price of $300 per share. The issuance of the options was made in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of that Act, on the basis that the transaction did not involve a public offering.

                             On February 4, 2001, each outstanding  share of the
Company's Series F Senior Redeemable, Exchangeable PIK Preferred Stock was automatically converted into the right to receive one share of the Company's Series E Senior Redeemable, Exchangeable PIK Preferred Stock as provided in
Article XXI of the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series F PIK Preferred Stock. No consideration was received by the Company in connection with the conversion. The Company's Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E PIK Preferred Stock places substantial restrictions upon transfer of the securities and the certificates representing the securities have been legended to that effect.

                             On February 4, 2001, the  Company  became obligated
to issue an aggregate of 227,273 warrants to purchase an aggregate of 107,207 shares of common stock to certain holders of Series E Senior Redeemable, Exchangeable PIK Preferred Stock and Series F Senior Redeemable, Exchangeable PIK Preferred Stock pursuant to the terms of the Series E Senior Redeemable, Exchangeable PIK Preferred Stock and Series F Senior Redeemable, Exchangeable PIK Preferred Stock. No consideration will be received by the Company for issuance of the warrants. The warrants are exercisable at an exercise price of $0.01 per share. The issuance of the warrants will be made in reliance upon the exemption from the registration requirements of the Securities Act provided by
Section 4(2) of that Act, on the basis that the transaction does not involve a public offering. The Warrant Agreement pursuant to which the warrants will be issued imposes substantial restrictions upon the transfer of the warrants and any shares of common stock which may be issued upon exercise thereof and the certificates representing the securities will be legended to that effect.

               (d)           Not Applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               Not Applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               Not Applicable.

ITEM 5.        OTHER INFORMATION.

               Not Applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

                (a)     EXHIBITS

                10.1* Amendment No. 1, dated as of December 31, 2000, to Amended and Restated Media Gateway Services Agreement II, by and among Qwest Communications Corporation, Qwest Communications International Inc. and KMC Telecom V Inc.

                10.2* Amendment No. 2, dated as of November 1, 2000, to Media Gateway Services Agreement III, by and among Qwest Communications Corporation, Qwest Communications International Inc. and KMC Telecom VI Inc.

                10.3* Amendment No. 3, dated as of March 1, 2001, to Media Gateway Services Agreement III, by and among Qwest Communications Corporation, Qwest Communications International Inc. and KMC Telecom VI Inc.

                10.4 Amendment No. 1, dated as of October 1, 1998, to Professional Services Agreement, by and between KMC Telecom Inc. and Lucent Technologies Inc.

                10.5 Amendment No. 2, dated as of September 29, 2000, to Professional Services Agreement, by and between KMC Telecom Inc. and Lucent Technologies Inc.

                10.6 Second Amendment made as of March 1, 2000 to the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates.

                10.7 Indenture, dated as of March 1, 2001, between KMC Funding Corporation and Wells Fargo Bank Minnesota, National Association.

                10.8    Note Purchase  Agreement,  dated March 30, 2001, for KMC
                        Funding   Corporation  Media  Internet  Gateway  Service
                        Notes, Series 2001-1.

                10.9    Lease   Agreement,   dated  August  2000,   between  A-K
                        Bedminster Associates, L.P., KMC Telecom Holdings, Inc. and KMC Telecom Inc.

                10.10 Office Lease Agreement, dated as of February 29, 2000, among 1755 North Brown Road, LLC, KMC Telecom Holdings, Inc., KMC Telecom Inc., KMC Telecom II, Inc. and KMC Telecom III, Inc.

                10.11 Office Lease Agreement, dated as of February 29, 2000, among 1745 North Brown Road, LLC, KMC Telecom Holdings, Inc., KMC Telecom Inc., KMC Telecom II, Inc. and KMC Telecom III, Inc.


                -----------
                 *  Filed  herewith  with  information   omitted.   Confidential
                treatment has been requested as to certain portions, and the omitted portions have been separately filed.

               (b)      REPORTS ON FORM 8-K

                        Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 2001


                                                   KMC TELECOM HOLDINGS, INC.
                                                           (Registrant)


                                                   By: /S/ WILLIAM F. LENAHAN
                                                       ----------------------
                                                   William F. Lenahan
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                                   By: /S/ WILLIAM H. STEWART
                                                       ----------------------
                                                   William H. Stewart
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

EXHIBIT INDEX

       NO.        DESCRIPTION
       ----       -----------

       10.1* Amendment No. 1, dated as of December 31, 2000, to Amended and Restated Media Gateway Services Agreement II, by and among Qwest Communications Corporation, Qwest Communications International Inc. and KMC Telecom V Inc.

       10.2* Amendment No. 2, dated as of November 1, 2000, to Media Gateway Services Agreement III, by and among Qwest Communications Corporation, Qwest Communications International Inc. and KMC Telecom VI Inc.

       10.3* Amendment No. 3, dated as of March 1, 2001, to Media Gateway Services Agreement III, by and among Qwest Communications Corporation, Qwest Communications International Inc. and KMC Telecom VI Inc.

       10.4 Amendment No. 1, dated as of October 1, 1998, to Professional Services Agreement, by and between KMC Telecom Inc. and Lucent Technologies Inc.

       10.5       Amendment   No.  2,  dated  as  of  September   29,  2000,  to
                  Professional Services Agreement, by and between KMC Telecom Inc. and Lucent Technologies Inc.

       10.6 Second Amendment made as of March 1, 2000 to the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates.

       10.7       Indenture,  dated as of March 1,  2001,  between  KMC  Funding
                  Corporation   and  Wells   Fargo  Bank   Minnesota,   National
                  Association.

       10.8 Note Purchase Agreement, dated March 30, 2001, for KMC Funding Corporation Media Internet Gateway Service Notes, Series 2001-1.

       10.9 Lease Agreement, dated August 2000, between A-K Bedminster Associates, L.P., KMC Telecom Holdings, Inc. and KMC Telecom Inc.

       10.10 Office Lease Agreement, dated as of February 29, 2000, among 1755 North Brown Road, LLC, KMC Telecom Holdings, Inc., KMC Telecom Inc., KMC Telecom II, Inc. and KMC Telecom III, Inc.

       10.11 Office Lease Agreement, dated as of February 29, 2000, among 1745 North Brown Road, LLC, KMC Telecom Holdings, Inc., KMC Telecom Inc., KMC Telecom II, Inc. and KMC Telecom III, Inc.

       -----------
       * Filed herewith with information omitted. Confidential treatment has been requested as to certain portions, and the omitted portions have been separately filed.