Form 10-Q
period 2001-06-30
KMC TELECOM HOLDINGS INC
filed 2001-08-14
CIK 1059851

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                        OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------- to  --------------

COMMISSION FILE NUMBER: 333-50475

                           KMC TELECOM HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   22-3545325
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
   Common Stock, par value $0.01                         861,145 shares,
         per share.                                      as of August 10, 2001

===============================================================================



                         PART I - FINANCIAL INFORMATION
                           KMC TELECOM HOLDINGS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                     PAGE NO.
------------------------------                                                                     --------
ITEM 1. Financial Statements


        Unaudited Condensed Consolidated Balance Sheets, December 31, 2000
         and June 30, 2001.............................................................................2

        Unaudited Condensed Consolidated Statements of Operations,
         Three Months Ended June 30, 2000 and 2001 and Six Months Ended June 30,
         2000 and 2001.................................................................................3

        Unaudited Condensed Consolidated Statements of Cash Flows, Six Months Ended
         June 30, 2000 and 2001........................................................................4

        Notes to Unaudited Condensed Consolidated Financial Statements.................................5

ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................................................15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....................................25

PART II. OTHER INFORMATION
--------------------------

ITEM 1. Legal Proceedings..............................................................................26

ITEM 2. Changes in Securities and Use of Proceeds......................................................26

ITEM 3. Defaults Upon Senior Securities................................................................26

ITEM 4. Submission of Matters to a Vote of Security Holders............................................26

ITEM 5. Other Information..............................................................................27

ITEM 6. Exhibits and Reports on Form 8-K...............................................................27

SIGNATURES.............................................................................................29






                         PART I - FINANCIAL INFORMATION
                           KMC TELECOM HOLDINGS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,          JUNE 30,
                                                                                                2000                2001
                                                                                            ------------         ----------
ASSETS
Current assets:
   Cash and cash equivalents.........................................................      $      109,977    $      171,160
   Restricted investments............................................................              37,125            44,875
   Accounts receivable, net of allowance for doubtful accounts of $10,921 and
      $7,641 in 2000 and 2001, respectively..........................................              47,141            67,280
   Prepaid expenses and other current assets.........................................              14,888             7,661
                                                                                           ---------------   --------------
Total current assets.................................................................             209,131           290,976
Long-term restricted investments.....................................................              62,931            25,115
Networks, property and equipment, net................................................           1,021,684         1,268,822
Intangible assets, net...............................................................               3,835             3,773
Deferred financing costs, net........................................................              32,766            31,658
Other assets.........................................................................                 928             2,500
                                                                                           --------------    --------------
                                                                                           $    1,331,275    $    1,622,844
                                                                                           ==============    ==============
LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable..................................................................      $      180,803    $      199,637
   Accrued expenses..................................................................              73,605            77,046
   Deferred revenue..................................................................              17,839            16,718
   Current portion of notes payable..................................................                   -           224,044
                                                                                           --------------    --------------
Total current liabilities............................................................             272,247           517,445
Other liabilities....................................................................                   -            20,127
Notes payable........................................................................             728,173           956,433
Senior notes payable.................................................................             275,000           275,000
Senior discount notes payable........................................................             340,181           223,940
                                                                                           --------------    --------------
Total liabilities....................................................................           1,615,601         1,992,945

Commitments and contingencies

Redeemable equity:
   Senior redeemable, exchangeable, PIK preferred stock, par value $.01 per share; authorized:
    630 shares in 2000 and 2001; shares issued and outstanding:
        Series E, 75 shares in 2000 and 132 shares in 2001  ($131,861 liquidation
        preference)                                                                                61,992           122,501
        Series F, 48 shares in 2000 and -0- shares in 2001...........................              50,568                 -
   Redeemable cumulative convertible preferred stock, par value $.01 per share;
      499 shares authorized; shares issued and outstanding:
        Series A, 124 shares in 2000 and 2001 ($12,380 liquidation preference).......             109,272            27,923
        Series C, 175 shares in 2000 and 2001 ($17,500 liquidation preference).......              72,701            19,309
   Redeemable cumulative convertible preferred stock, par value $.01 per share;
      2,500 shares authorized; shares issued and outstanding:
        Series G-1, 59 shares in 2000 and 2001 ($19,900 liquidation preference)......              19,435            19,514
        Series G-2, 481 shares in 2000 and 2001 ($162,600 liquidation preference)....             158,797           159,449
   Redeemable common stock, shares issued and outstanding, 224 in 2000 and 2001......              45,563            22,123
   Redeemable common stock warrants..................................................              16,817            22,390
                                                                                           --------------    --------------
Total redeemable equity..............................................................             535,145           393,209
                                                                                           --------------    --------------
Nonredeemable equity (deficiency):
  Common stock, par value $.01 per share; 4,250 shares authorized; shares issued
     and outstanding:  630 shares and 637 shares in 2000 and 2001, respectively.......                  6                 6
  Additional paid-in capital..........................................................                  -            36,013
  Unearned compensation...............................................................            (16,608)             (289)
  Accumulated deficit.................................................................           (802,869)         (778,913)
  Accumulated other comprehensive income..............................................                  -           (20,127)
                                                                                           ---------------   ---------------
Total nonredeemable equity (deficiency)...............................................           (819,471)         (763,310)
                                                                                           ---------------   ---------------
                                                                                           $    1,331,275    $     1,622,844
                                                                                           ===============   ===============

                             See accompanying notes




                                PART I - (CONT'D)
                           KMC TELECOM HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        JUNE 30,                              JUNE 30,
                                                             ---------------------------------      ------------------------------
                                                                2000                 2001                2000               2001
                                                             ------------        -------------      --------------     -----------
Revenue..................................................... $     38,925        $     108,117       $      68,076     $   204,943
Operating expenses:
  Network operating costs:
    Non-cash stock compensation expense/(credit)............          655               (1,033)              1,853          (6,043)
    Other network operating costs...........................       36,483               61,981              65,290         123,311
  Selling, general and administrative:
    Non-cash stock compensation expense/(credit)............        8,709              (12,039)             20,819         (70,453)
    Other selling, general and administrative costs.........       39,724               42,771              79,050          91,728
  Depreciation and amortization.............................       17,381               48,676              31,118          81,291
                                                             ------------        -------------       -------------      ----------
    Total operating expenses................................      102,952              140,356             198,130         219,834
                                                             ------------        -------------       -------------      ----------
Loss from operations........................................      (64,027)             (32,239)           (130,054)        (14,891)
Interest income.............................................        2,539                3,476               4,508           6,000
Interest expense............................................      (31,236)             (46,501)            (58,400)        (89,650)
                                                             ------------        -------------       -------------      ----------
Net loss before extraordinary item and cumulative effect
    of change in accounting principle.......................      (92,724)             (75,264)           (183,946)        (98,541)
Extraordinary item..........................................            -              109,400                   -         109,400
Cumulative effect of change in accounting principle.........            -                    -              (1,705)              -
                                                             ------------        -------------       -------------      ----------
Net income/(loss)...........................................      (92,724)              34,136            (185,651)         10,859
(Dividends and accretion)/reversal of accretion on
    redeemable preferred stock..............................      (25,454)              39,396             (58,981)        107,030
                                                             ------------        -------------       -------------      ----------
Net income/(loss) applicable to common shareholders......... $   (118,178)       $      73,532       $    (244,632)     $  117,889
                                                             ============        =============       =============      ==========
Net income/(loss) per common share before extraordinary
    item and cumulative effect of change in accounting
    principle - basic....................................... $    (138.42)       $      (41.65)      $     (284.60)     $     9.86
Extraordinary item -basic...................................            -               127.04                   -          127.04
Cumulative effect of change in accounting principle                     -
    - basic.................................................            -                    -               (2.00)              -
                                                             ------------        -------------       -------------      ----------
Net income/(loss) per common share - basic.................. $    (138.42)       $       85.39             (286.60)     $   136.90
                                                             ============        =============       =============      ==========
Net income/(loss) per common share before extraordinary
    item and cumulative effect of change in accounting
    principle - diluted.....................................            -        $      (25.17)                  -      $   (32.31)
Extraordinary item - diluted................................            -                36.59                   -           35.87
                                                             ------------        -------------       -------------      ----------
Net income per common share - diluted.......................          N/A        $       11.42                 N/A      $     3.56
                                                             ============        =============       =============      ==========
Weighted average number of common shares outstanding -
    basic...................................................      853,765              861,145             853,553         861,145
                                                             ============        =============       =============      ==========
Weighted average number of common and common equivalent
    shares outstanding - diluted............................          N/A            2,989,670                 N/A       3,049,670
                                                             ============        =============       =============      ==========
Pro forma amounts assuming the change in accounting
    principle was applied retroactively:
Net income/(loss) applicable to common shareholders......... $   (118,178)                 N/A       $    (242,927)            N/A
                                                             ============        =============       =============      ==========
Net income/(loss) per common share-basic.................... $    (138.42)                 N/A       $     (284.60)            N/A
                                                             ============        =============       =============      ==========

                             See accompanying notes

                                       3


                                PART I - (CONT'D)
                           KMC TELECOM HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                   ---------------------------------
                                                                                        2000             2001
                                                                                   ---------------  ----------------


OPERATING ACTIVITIES
Net income/(loss).............................................................     $     (185,651)   $      10,859

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization...........................................             31,118           81,291
      Non-cash interest expense...............................................             17,150           22,796
      Non-cash stock option compensation expense/(credit).....................             22,672          (76,496)
      Gain on repurchase of senior discount notes.........................                      -         (109,400)
      Changes in assets and liabilities:
         Accounts receivable..................................................             (9,533)         (20,139)
         Prepaid expenses and other current assets............................             (1,818)           7,227
         Other assets.........................................................             10,525           51,304
         Accounts payable.....................................................            (60,696)          18,834
         Accrued expenses.....................................................             16,972             (570)
         Deferred revenue.....................................................             10,156           (1,121)
                                                                                   ---------------   --------------
Net cash used in operating activities.........................................           (149,105)         (15,415)
                                                                                   ---------------   --------------

INVESTING ACTIVITIES
Construction of networks and purchases of equipment...........................           (210,720)        (326,818)
Acquisitions of franchises, authorizations and related assets.................               (751)            (245)
                                                                                   ---------------   --------------
Net cash used in investing activities.........................................           (211,471)        (327,063)
                                                                                   ---------------   --------------

FINANCING ACTIVITIES
Proceeds from monetizations, net of issuance costs............................                  -          545,866
Repurchase of senior discount notes...........................................                  -          (19,178)
Repayment of monetization debt................................................                  -          (24,883)
Repayment of credit facilities................................................                  -         (189,710)
Proceeds from credit facilities, net of issuance costs........................            334,907           91,566
                                                                                   ---------------   --------------
Net cash provided by financing activities.....................................            334,907          403,661
                                                                                   ---------------   --------------

Net increase/(decrease) in cash and cash equivalents..........................            (25,669)          61,183
Cash and cash equivalents, beginning of period................................             85,966          109,977
                                                                                   ---------------   --------------

Cash and cash equivalents, end of period......................................     $       60,297    $     171,160
                                                                                   ===============   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of amounts capitalized..........     $       35,779    $      34,404
                                                                                   ===============   ==============

                             See accompanying notes

                                       4



                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

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

2.      ACCOUNTING CHANGE

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Through December 31, 1999, the Company recognized installation revenue upon completion of the installation. Effective January 1, 2000, in accordance with the provisions of SAB 101, the Company is recognizing installation revenue over the average contract period. The cumulative effect of this change in accounting principle resulted in a charge of approximately $1.7 million which was recorded in the quarter ended March 31, 2000. Revenue for the six months ended June 30, 2000 includes $1.2 million of revenue that, prior to the accounting change, had been recognized through December 31, 1999.

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


3.      NETWORKS, PROPERTY AND EQUIPMENT

        Networks and equipment are comprised of the following:


                                                                          DECEMBER 31,                 JUNE 30,
                                                                            2000                        2001
                                                                          -------------------------------------
                                                                                      (IN THOUSANDS)
Fiber optic systems..........................................         $     249,690              $      268,067
Telecommunications equipment.................................               696,683                   1,130,825
Furniture and fixtures.......................................                27,790                      28,805
Leasehold improvements.......................................                 2,704                       2,917
Construction-in-progress.....................................               157,075                      29,654
                                                                      -------------              ---------------
                                                                          1,133,942                   1,460,268
Less accumulated depreciation................................              (112,258)                   (191,446)
                                                                      --------------             ---------------
                                                                       $  1,021,684               $   1,268,822
                                                                      ==============             --=============



         Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks for the six months ended June 30, 2000 and 2001 amounted to $5.9 million and $1.3 million, respectively.

4.      ACCRUED EXPENSES

        Accrued expenses are comprised of the following:


                                                                          DECEMBER 31,                 JUNE 30,
                                                                            2000                        2001
                                                                       ----------------------------------------
                                                                                      (IN THOUSANDS)
Accrued compensation and benefits............................          $     20,068               $      17,004
Accrued telecommunications costs.............................                 8,125                      10,513
Accrued interest payable.....................................                20,419                      10,256
Accrued property taxes.......................................                 3,143                       7,356
Other accrued expenses.......................................                21,850                      31,917
                                                                       ------------               -------------
                                                                       $     73,605               $      77,046
                                                                       ============               =============




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

        The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation and amortization, excluding general corporate expenses and non-cash stock compensation expense/(credit) ("Adjusted EBITDA"). There are no significant intersegment transactions.

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


        Prior to the development of the Nationwide Data Platform segment in late fiscal 2000, the Company was managed as one reporting segment for the six months ended June 30, 2000. Therefore, segment data for such period is not presented.

                                                       THREE MONTHS ENDED JUNE 30, 2001
                                                                (IN THOUSANDS)
                                        TIER III         NATIONWIDE
                                         MARKETS       DATA PLATFORM         CORPORATE             TOTAL
                                        --------       -------------         ---------             -----

Revenue..........................   $     51,434        $     56,683      $          -      $    108,117

Adjusted EBITDA..................        (24,040)             31,932            (4,527)            3,365
Depreciation and amortization....        (21,743)            (22,347)           (4,586)          (48,676)
Stock compensation credit........            708                 236            12,128            13,072
Interest income..................          1,695                 679             1,102             3,476
Interest expense.................        (37,095)            (10,106)             (700)          (46,501)
Net income/(loss) common
   shareholders..................        (80,475)                394             4,817           (75,264)
Extraordinary item...............              -                   -           109,400           109,400
Dividends and reversal of
   accretion on redeemable
   preferred stock...............              -                   -            39,396            39,396
                                    ------------        ------------      ------------      ------------
Net income/(loss) applicable to
   common shareholders...........   $    (80,475)       $        394      $    153,613      $     73,532
                                    ============        ============      ============      ============

Total assets.....................   $    827,661        $    699,465      $     95,718      $  1,622,844
                                    ============        ============      ============      ============
Capital expenditures.............   $     11,235        $     97,841      $          -      $    109,076
                                    ============        ============      ============      ============
Total debt.......................   $  1,153,851        $    525,566      $          -      $  1,679,417
                                    ============        ============      ============      ============
Total principal repayments of
  indebtedness...................   $          -        $     24,883      $          -      $     24,883
                                    ============        ============      ============      ============

                                                       SIX MONTHS ENDED JUNE 30, 2001
                                                                (IN THOUSANDS)
                                        TIER III         NATIONWIDE
                                         MARKETS       DATA PLATFORM         CORPORATE             TOTAL
                                        --------       -------------         ---------             -----

Revenue..........................   $    102,033        $    102,910      $          -      $    204,943

Adjusted EBITDA..................        (51,713)             46,144            (4,527)          (10,096)
Depreciation and amortization....        (43,126)            (27,470)          (10,695)          (81,291)
Stock compensation credit........          2,611                 870            73,015            76,496
Interest income..................          2,210               1,230             2,560             6,000
Interest expense.................        (74,477)            (14,321)             (852)          (89,650)
Net income/(loss) common
   shareholders..................       (164,495)              6,453            59,501           (98,541)
Extraordinary item...............              -                   -           109,400           109,400
Dividends and reversal of
   accretion on redeemable
   preferred stock...............              -                   -           107,030           107,030
                                    ------------        -------------     ------------      ------------
Net income/(loss) applicable to
   common shareholders...........   $   (164,495)       $      6,453      $    275,931      $    117,889
                                    ============        ============      ============      ============

Total assets.....................   $    827,661        $    699,465      $     95,718      $  1,622,844
                                    ============        ============      ============      ============
Capital expenditures.............   $     23,410        $    302,916      $          -      $    326,326
                                    ============        ============      ============      ============
Total debt.......................   $  1,153,851        $    525,566      $          -      $  1,679,417
                                    ============        ============      ============      ============
Total principal repayments of
  indebtedness...................   $          -        $     24,883      $          -      $     24,883
                                    ============        ============      ============      ============


                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

SERVICE REVENUE

        The Company provides on-net switched and dedicated services and resells switched services previously purchased from the incumbent local exchange carrier. On-net services include both services provided through direct connections to our own networks and services provided by means of unbundled network elements leased from the incumbent local exchange carrier.

        The Company's service revenue consists of the following:


                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                              ------------------------------    ------------------------------
                                                  2000             2001             2000             2001
                                              -------------    -------------    -------------    -------------
                                                     (IN THOUSANDS)                    (IN THOUSANDS)

On-net....................................    $  36,149       $ 106,148        $  61,890         $ 200,882
Resale....................................        2,776           1,969            6,186             4,061
                                              ---------       ---------        ---------         ---------
Total......................................   $  38,925       $ 108,117        $  68,076         $ 204,943
                                              =========       =========        =========         =========


        Contracts with Qwest Communications Corporation and Qwest Communications International Inc. accounted for approximately 15% and 57% of the Company's total revenue during the six months ended June 30, 2000 and 2001, respectively.

6.      COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

        As of June 30, 2001, the Company has outstanding commitments aggregating approximately $17.7 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers.

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

        The redeemable preferred stock, redeemable common stock and redeemable common stock warrants, which are subject to the stockholders agreement, are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At June 30, 2001, the aggregate redemption value of the redeemable equity was approximately $274.2 million, reflecting per share redemption amounts of $226 for the Series A Preferred Stock, $110 for the Series C Preferred Stock, $47 for the Series G Preferred Stock and $45 for the redeemable common stock and redeemable common stock warrants.

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)



7.      NET INCOME/(LOSS) PER COMMON SHARE

        The following table sets forth the computation of net income/(loss) per common share-basic and diluted (in thousands, except share and per share amounts):

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                     ----------------------------------------------------------------
                                                           2000             2001             2000            2001
                                                     ----------------------------------------------------------------
Numerator:
   Net loss before extraordinary item and
      cumulative effect of change in accounting
      principle..................................... $   (92,724)       $  (75,264)      $  (183,946)     $  (98,541)
   Extraordinary item...............................           -           109,400                 -         109,400
   Cumulative effect of change in accounting
      principle.....................................           -                 -            (1,705)              -
                                                     ----------------------------------------------------------------
   Net income/(loss)................................      (92,724)          34,136          (185,651)         10,859
   (Dividends and accretion)/reversal of
      accretion on redeemable preferred stock.......      (25,454)          39,396           (58,981)        107,030
                                                     ----------------------------------------------------------------
   Numerator for net income/(loss) applicable
      to common shareholders........................ $   (118,178)       $  73,532        $ (244,632)     $  117,889
                                                     ================================================================
Denominator:
   Denominator for basic net income/(loss)
      per common share-weighted average
      number of common shares outstanding...........      853,765          861,145           853,553         861,145
                                                        ===========                        ===========
   Dilutive effect of options and warrants and
      preferred stock...............................                     2,128,525                         2,188,525
                                                                        -------------                     -----------
   Denominator for diluted net income/(loss)
      per common share-weighted average
      number of common and common
      equivalent shares outstanding.................                     2,989,670                         3,049,670
                                                                        =============                     ===========

Net income/(loss) per common share before
   extraordinary item and cumulative effect of
   change in accounting principle - basic........... $   (138.42)        $  (41.65)       $ (284.60)      $     9.86

Extraordinary item - basic..........................           -            127.04                -           127.04
Cumulative effect of change in accounting
   principle - basic................................           -                 -            (2.00)               -
                                                     ----------------------------------------------------------------
Net income/(loss) per common share before
   extraordinary item - basic....................... $    (138.42)       $   85.39        $ (286.60)      $   136.90
                                                     ================================================================

Net loss per common share before extraordinary
   item - diluted...................................                     $  (25.17)                       $   (32.31)

Extraordinary item - diluted........................                         36.59                             35.87
                                                     ----------------------------------------------------------------
Net income per common share - diluted...............       N/A           $   11.42              N/A       $     3.56
                                                     ================================================================


                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


        Options and warrants to purchase an aggregate of 655,819 shares of common stock were outstanding as of June 30, 2000, but a computation of diluted net loss per common share for such period has not been presented, as the effect would be anti-dilutive.

8.      SIGNIFICANT CONTRACTS

VOIP MGS CONTRACT

        In March 2001, the Company entered into an agreement with a major carrier customer pursuant to which the Company agreed to purchase, install and maintain, throughout the United States, approximately $65.0 million of Voice over Internet Protocol equipment, principally to handle Voice over Internet Protocol traffic on behalf of the carrier. The services agreement commences in the second half of 2001 and expires 48 months later, and provides minimum guaranteed annualized revenues of approximately $28.7 million. The Company expects to finance the cost of this equipment.

PORT ACCESS CONTRACT

        In June 2001, the Company entered into an agreement with a major carrier customer pursuant to which the Company agreed to purchase, install and maintain, throughout the United States, approximately $83.0 million of Internet protocol routers and switches, principally to handle high speed Internet traffic on behalf of the carrier. The services agreement commences in the second half of 2001 and expires 63 months later, and provides minimum guaranteed annualized revenues of approximately $42.4 million. The Company expects to finance the cost of this equipment.


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

KMC FUNDING V MONETIZATION

        In March 2001, the Company entered into a financing transaction (the "KMC Funding V Monetization") that resulted in the Company receiving unrestricted gross proceeds of $225.4 million from a secured loan. The KMC Funding V Monetization is secured by the future cash flows from the Company's Nationwide Data Platform business contract that was entered into in March 2000. The KMC Funding V Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. The Company retains the right to receive the

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). The Company realized net proceeds of approximately $125.5 million after using a portion of the gross proceeds to exercise its purchase option with respect to the KMC Funding V Equipment which the Company was leasing from GECC and CIT Lending Services Corporation under an operating lease, as well as to pay any financing fees and expenses related to the monetization. The interest rate on the KMC Funding V Monetization is 6.77%.

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

SERIES F PREFERRED STOCK

        Effective February 4, 2001, all then outstanding shares of Series F Preferred Stock were converted into shares of Series E Preferred Stock on a one to one basis in accordance with the provisions of the Certificate of Designations of the Series F Preferred Stock.

CHANGE IN FAIR VALUE OF COMMON STOCK

        As a result of decreases in the estimated fair value of the Company's common stock in the first and second quarters of 2001 as compared to December 31, 2000, the Company reversed $63.4 million and $13.0 million of previously recognized stock compensation expense during the first and second quarters of 2001, respectively. In addition, the decreases in the estimated fair value of the Company's common stock also resulted in the reversal of $67.6 million and $39.4 million of previously recognized accretion on redeemable equity instruments during the first and second quarters of 2001, respectively. Neither of these non-cash items were directly generated by the Company's operating activities. In view of the significant decrease in the estimated fair value of the common stock, during the first quarter of 2001, the Compensation Committee of the Company's Board of Directors determined to reprice 77,931 options to purchase shares of its common stock which had been previously granted under its 1998 Stock Purchase and Option Plan. The exercise price of these options, which were originally granted with exercise prices ranging from $250 to $300 per share, was reduced to $100 per share. This repricing had no current impact on the financial statements.

11.     RELATED PARTIES

        Pursuant to an arrangement between the Company and KNT Network Technologies, LLC ("KNT"), a company independently owned by Harold N. Kamine and Nassau Capital, the principal stockholders of the Company, effective June 1, 2000, the Company transferred substantially all of the

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


employees of its construction division to KNT. KNT is providing construction and maintenance services to the Company and is being reimbursed for all of the direct costs of these activities. In addition, the Company is currently funding substantially all of KNT's general overhead and administrative costs at an amount not to exceed $15 million per annum.

        Amounts paid to KNT during the six months ended June 30, 2001 related to this arrangement amounted to $21.0 million, of which $10.5 million was for network related construction and was capitalized into networks and equipment and the remainder was expensed.

        The Company has reached an agreement with Mr. Kamine and Nassau Capital as to terms upon which the Company would acquire all of the membership interests in KNT from Mr. Kamine and Nassau Capital. In accordance with the provisions of its Amended Senior Secured Credit Facility, the Company has submitted the terms to the Lenders under the Amended Senior Secured Credit Facility for their approval, which is pending.

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

        The Company has two interest rate swap agreements to hedge its interest rate exposure, and the effect of applying Statement 133 as of January 1, 2001 resulted in the fair value of the swaps of $13.2 million being included as a liability with a corresponding charge to other comprehensive income. For the period from January 1, 2001 through June 30, 2001, the value of the swaps decreased to a liability of $20.1 million, reflecting payments of $1.5 million and decreases in fair value of $8.6 million (included as a component of other comprehensive income).

13.     COMPREHENSIVE INCOME

        The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income. Prior to the adoption of Statement 133 in the quarter ended March 31, 2001 (see Note 12), the Company did not have any items that were required to be disclosed in comprehensive income. The Company's comprehensive income for the three months and six months ended June 30, 2001 is set forth in the following table:



                                                                             THREE MONTHS           SIX MONTHS ENDED
                                                                            ENDED JUNE 30,              JUNE 30,
                                                                                 2001                     2001
                                                                            --------------          ----------------
Net income applicable to common shareholders............................    $    73,532             $    117,889
Other comprehensive income:
   Change in fair value of the swaps....................................          2,553                   (8,382)
                                                                            --------------          ----------------
Comprehensive income....................................................    $    76,085              $   109,507
                                                                            ==============          ================


                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


14.     AMENDMENT TO AMENDED SENIOR SECURED CREDIT FACILITY

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

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

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

        If the Company fails to (i) prepay an aggregate of $50 million under the Amended Senior Secured Credit Facility by October 31, 2001, (ii) prepay an additional $50 million under the Amended Senior Secured Credit Facility by January 31, 2002 and (iii) make additional cash capital contributions to the Borrowers in the aggregate amount of $50 million by January 31, 2002, 50% of the Lender Warrants will be issued pro rata to the Lenders under the Amended Senior Secured Credit Facility. If the Company fails to make aggregate cash capital contributions to the Borrowers in the amount of $100 million by March 31, 2002 (including any amounts taken into consideration pursuant to clause (iii), above), 50% of the Lender Warrants will be issued pro rata to the Lenders under the Amended Senior Secured Credit Facility. Any Lender Warrants which do not become issuable as described herein will be returned to the Company by the warrant agent.

15.     EXTRAORDINARY ITEM - NOTE REPURCHASES

        During the second quarter of 2001, the Company recognized a net gain of $109.4 million on the repurchase of a portion of its senior discount notes. The Company used $19.2 million of the cash proceeds from the two monetizations completed in the first quarter of 2001(see Note 9) to purchase approximately 39% of its senior discount notes (with an aggregate carrying value of $135.1 million).

        The Company is aware that its outstanding senior discount notes and senior notes are continuing to trade at substantial discounts to their accreted value and face amounts, respectively. In order to reduce future cash interest payments, as well as future amounts due at maturity, the Company or its affiliates may, from time to time, consistent with its covenant obligations, purchase such securities for cash, exchange them for common stock under the exemption provided by Section 3(a)(9) of the Securities Act of 1933, or acquire such securities for a combination of cash and common stock, in each case in open market purchases or negotiated private transactions with institutional holders. The Company will evaluate any such transactions in light of then existing market conditions, taking into account its present liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

                           KMC TELECOM HOLDINGS, INC.


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

        We also provide nationwide data services under long-term guaranteed revenue contracts. Under these contracts, we currently provide local Internet access infrastructure and other enhanced data services and, beginning in the second half of 2001, will provide Voice over Internet Protocol and high speed

                           KMC TELECOM HOLDINGS, INC.


Internet teering services supporting Gigabit Ethernet Internet services. Currently, we have contracts representing approximately $300 million in annualized revenues. The Internet infrastructure we are deploying includes the latest technology platforms from Cisco and Nortel, which we believe will result in a cost-effective and technologically superior solution for our customers.

        TIER III MARKETS. We have installed fiber-based SONET networks, or self-healing synchronous optical networks, using a Class 5 switch, in all of our 37 markets. Our fiber optic networks are initially designed and built to reach approximately 80% of the business access lines in each of our markets, typically requiring a local fiber loop of about 30 to 40 miles.

        As our switches have become operational, our operating margins have improved meaningfully. Our operating margins have also improved due to increased on-network revenues relative to resale revenues. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated line. Resale revenues are generated when traffic is carried completely on the incumbent local exchange carriers' facilities. On-network revenues have increased from approximately 55% of our revenues for the six months ended June 30, 1999 to approximately 98% of our revenues for the six months ended June 30, 2001.

        NATIONWIDE DATA PLATFORM. We currently provide Internet access infrastructure using remote access servers manufactured by Cisco and Nortel which we are deploying in our 41 supernodes, including ten in our existing Tier III markets. Supernodes are concentration points for high-speed connectivity to the Internet.

        Under the terms of our existing guaranteed revenue contracts, we provide the routing and ancillary equipment for each supernode, as well as data transport service from the incumbent local exchange carrier to our supernode location. Our customers pay us a fixed price per port and compensate us for certain expenses, including space, power and transport, that we may incur above an agreed level. This structure provides highly predictable revenues and costs over the life of each contract, currently ranging from 42 to 63 months. These contracts began generating revenues during the third quarter of 2000. Revenues will continue to increase as the contracts are phased in through the third quarter of 2001. These contracts started providing positive margins beginning with the commencement of revenues in the third quarter of 2000.

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

        In March 2001, we entered into an agreement pursuant to which we agreed to purchase, install and maintain, throughout the United States, approximately $65.0 million of Voice over Internet Protocol equipment, principally to handle Voice over Internet Protocol traffic on behalf of a major carrier customer. The related services agreement commences in the second half of 2001 and expires 48 months later. We expect to finance the cost of this equipment.

                           KMC TELECOM HOLDINGS, INC.

        In June 2001, we entered into an agreement pursuant to which we agreed to purchase, install and maintain, throughout the United States, approximately $83.0 million of Internet protocol routers and switches, principally to handle high speed Internet traffic on behalf of a major carrier customer. The services agreement commences in the second half of 2001 and expires 63 months later. We expect to finance the cost of this equipment.

        The table below provides selected key operational and financial data on a consolidated basis as of the following dates:


                                                                         Quarter Ended
                                        -------------------------------------------------------------------------------
                                         June 30,       September 30,      December 31,      March 31,       June 30,
                                           2000             2000               2000            2001            2001
                                         --------       -------------      ------------     ----------       -------
Tier III operational markets.....            35                35                 37               37             37
Route miles......................         1,989             2,178              2,285            2,325          2,336
Fiber miles......................       122,376           134,952            140,988          143,508        143,935
Collocations.....................           124               125                134              140            140
Customers........................         8,513             9,990             11,602           13,064         14,414
Total buildings connected........         7,088             9,085              9,745           11,343         12,934
Total lines in service...........       767,992         1,865,390          2,284,375        2,857,304      3,127,659

On-network revenues(a)(b)........            93%               96%                97%              98%            98%
Resale revenues(a)(c)............             7%                4%                 3%               2%             2%

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

        RECIPROCAL COMPENSATION. We recognized reciprocal compensation revenue of approximately $3.9 million, or 10% of our total revenue for the quarter ended June 30, 2000 and approximately $4.3 million or 4% of our total revenue for the quarter ended June 30, 2001. In May 2000, we reached a resolution of our claims for payment of certain reciprocal compensation charges, previously disputed by BellSouth Corporation. Under the agreement, BellSouth made a one-time payment that resolved all amounts billed through March 31, 2000. In addition, we agreed with BellSouth on future rates for reciprocal compensation, setting new contractual terms for payment. Our prior agreement with BellSouth provided for a rate of $.009 per minute of use for reciprocal compensation. Under the terms of the new agreement, the rates for reciprocal compensation which will apply to all local traffic, including ISP-bound traffic, will decrease over time. The reduction will be phased in over a three-year period beginning with a rate of $.002 per minute of use until March 31, 2001, $.00175 per minute of use from April 1, 2001 through March 31, 2002 and $.0015 per minute of use from April 1, 2002 through March 31, 2003.

        In March 2001, we filed a formal complaint against Southwestern Bell Telephone Company with the Kansas Corporation Commission seeking payment of past due reciprocal compensation for calls to Internet service providers. The Kansas Corporation Commission is not expected to rule on this complaint before the end of 2001, and we cannot predict the outcome of this proceeding.

                           KMC TELECOM HOLDINGS, INC.


        We are currently pursuing resolution of this issue with other incumbent local exchange carriers. Our goal is to reach mutually acceptable terms for both outstanding and future reciprocal compensation amounts for all traffic. However, we cannot assure you that we will reach new agreements with these carriers on favorable terms.

        As of June 30, 2001, we have reserves which we believe are sufficient to cover any amounts which may not be collected, but we cannot assure you that this will be the case. Our management will continue to consider the circumstances surrounding this dispute periodically in determining whether additional reserves against unpaid balances are warranted.

        On April 27, 2001, the Federal Communications Commission released an order addressing reciprocal compensation for ISP-bound traffic. The Federal Communications Commission established a three year phase-down of compensation for ISP-bound traffic. A rebuttable 3:1 ratio of terminating to originating minutes was adopted as a proxy for identifying ISP-bound traffic. State reciprocal compensation rates will apply to traffic exchanged within the ratio. The rate cap on compensation for traffic above the ratio was set at $0.0015 per minute of use for the first six months following the effective date of the Federal Communications Commission's order, $0.0010 per minute of use for the next eighteen months, and $0.0007 per minute of use through the thirty-sixth month or until the Federal Communications Commission adopts a new mechanism, whichever is later. In addition, a ten percent growth cap (applied on a per interconnection agreement basis) applies to ISP-bound traffic eligible for compensation. The order preserves the compensation mechanisms contained in existing interconnection agreements, but permits the incumbent local exchange carriers to invoke change-in-law provisions that may be contained in those agreements. Numerous competitive local exchange carriers, including us, petitioned for review of the Federal Communications Commission's decision. We are unable to predict the outcome of any review proceedings that may be initiated. If the Federal Communications Commission's order is upheld in its present form, it is likely to adversely affect our future revenues.

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

        EXTRAORDINARY ITEM - NOTE REPURCHASES. During the second quarter of 2001, we recognized a net gain of $109.4 million on the repurchase of a portion of our senior discount notes. We used $19.2

                           KMC TELECOM HOLDINGS, INC.

million of the cash proceeds from the two monetizations completed in the first quarter of 2001(see Note 9, "Significant Financing Transactions," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q) to purchase approximately 39% of our senior discount notes (with an aggregate carrying value of $135.1 million).s

        We are aware that our outstanding senior discount notes and our senior notes are continuing to trade at substantial discounts to their accreted value and face amounts, respectively. In order to reduce future cash interest payments, as well as future amounts due at maturity, we or our affiliates may, from time to time, consistent with our covenant obligations, purchase such securities for cash, exchange them for common stock under the exemption provided by Section 3(a)(9) of the Securities Act of 1933, or acquire such securities for a combination of cash and common stock, in each case in open market purchases or negotiated private transactions with institutional holders. We will evaluate any such transactions in light of then existing market conditions, taking into account our present liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

RESULTS OF OPERATIONS

        As a result of the development and rapid growth of the Company's business during the periods presented, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

                  THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2000

        REVENUE. Revenue increased 178% from $38.9 million for the three months ended June 30, 2000 (the "2000 Second Quarter") to $108.1 million for the three months ended June 30, 2001 (the "2001 Second Quarter"). This increase is principally attributable to the fact that our data services business generated substantial revenues in the 2001 Second Quarter, but had not generated any revenues in the 2000 Second Quarter, as well as, to a lesser extent, increased sales in our Tier III Markets business in the 2001 Second Quarter compared to the 2000 Second Quarter.

        On-network local switched services, long distance services, Centrex-type services, private line services, special access services and Internet access infrastructure revenues ("On-network revenues") represented 98% of total revenue in the 2001 Second Quarter, compared to 93% of total revenue in the 2000 Second Quarter; while revenue derived from the resale of switched services ("Resale revenue") represented 2% and 7% of total revenue, respectively, during those periods. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated circuit. In addition, we recognized reciprocal compensation revenue of $4.3 million, or 4% of our total revenues during the 2001 Second Quarter as compared to $3.9 million, or 10% of our total revenues during the 2000 Second Quarter.

        NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense, increased 70% from $36.5 million for the 2000 Second Quarter to $62.0 million for the 2001 Second Quarter. This increase of approximately $25.5 million is attributable to the fact that our data services business generated direct costs in the 2001 Second Quarter, but had not generated any direct costs in the 2000 Second Quarter, as well as increased direct costs in the Tier III Markets business as a result of increased sales in this segment for the 2001 Second Quarter compared to the 2000 Second Quarter. The detailed components of the network operating costs increase are $17.9 million in direct costs associated with providing on-network services, resale services and leasing unbundled network element services, $4.8 million in network support services, $800,000 in personnel costs, $800,000 in telecommunications

                           KMC TELECOM HOLDINGS, INC.


costs, $700,000 in consulting and professional services costs and $500,000 in other direct operating costs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense, increased 8% from $39.7 million for the 2000 Second Quarter to $42.8 million in the 2001 Second Quarter. This increase of approximately $3.1 million consists of increases of: $3.8 million in consulting and professional services costs, $2.3 million in other costs, partially offset by decreases of $2.5 million in personnel costs and $500,000 in travel costs.

        STOCK COMPENSATION. Stock compensation, a non-cash item, decreased from an aggregate charge of $9.4 million in the 2000 Second Quarter to an aggregate credit of $13.1 million for the 2001 Second Quarter. This decrease is due to a significant decrease in the estimated fair value of the Company's common stock in the 2001 Second Quarter compared to an increase in the fair value of such stock in the 2000 Second Quarter.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 180% from $17.4 million for the 2000 Second Quarter to $48.7 million for the 2001 Second Quarter. This increase is due primarily to depreciation expense associated with the startup of our Nationwide Data Platform business during the third quarter of 2000 and the expansion of the networks for our Tier III Markets business.

        INTEREST INCOME. Interest income increased from $2.5 million in the 2000 Second Quarter to $3.5 million in the 2001 Second Quarter. This increase is due primarily to larger average cash, cash equivalents and restricted cash balances during the 2001 Second Quarter as compared to the 2000 Second Quarter.

        INTEREST EXPENSE. Interest expense increased from $31.2 million in the 2000 Second Quarter to $46.5 million in the 2001 Second Quarter. Of this increase, $10.2 million is due to the financing of our Internet infrastructure equipment purchased in June and November of 2000 and $3.0 million is attributable to higher borrowings under our amended senior secured credit facility. These increases were partially offset by a reduction in interest expense of $1.2 million on our senior discount notes as a result of the repurchase of a portion of these notes. In addition, we capitalized interest of $3.7 million related to network construction projects during the 2000 Second Quarter versus $400,000 during the 2001 Second Quarter.

        NET LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. For the reasons stated above, net loss before extraordinary item and cumulative effect of change in accounting principle decreased from $92.7 million for the 2000 Second Quarter to $75.3 million for the 2001 Second Quarter.

                   SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2000

        REVENUE. Revenue increased 201% from $68.1 million for the six months ended June 30, 2000 (the "2000 Six Months") to $204.9 million for the six months ended June 30, 2001 (the "2001 Six Months"). This increase is principally attributable to the fact that our data services business generated substantial revenues in the 2001 Six Months, but had not generated any revenues in the 2000 Six Months, as well as, to a lesser extent, increased sales in our Tier III Markets business in the 2001 Six Months compared to the 2000 Six Months.

                           KMC TELECOM HOLDINGS, INC.

        On-network local switched services, long distance services, Centrex-type services, private line services, special access services and Internet access infrastructure revenues ("On-network revenues") represented 98% of total revenue in the 2001 Six Months, compared to 91% of total revenue in the 2000 Six Months; while revenue derived from the resale of switched services ("Resale revenue") represented 2% and 9% of total revenue, respectively, during those periods. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated circuit. In addition, we recognized reciprocal compensation revenue of $8.3 million, or 4% of our total revenues during the 2001 Six Months as compared to $10.3 million, or 15.1% of our total revenues during the 2000 Six Months.

        NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense, increased 89% from $65.3 million for the 2000 Six Months to $123.3 million for the 2001 Six Months. This increase of approximately $58.0 million is attributable to the fact that our data services business generated direct costs in the 2001 Six Months, but had not generated any direct costs in the 2000 Six Months, as well as increased direct costs in the Tier III Markets business as a result of increased sales in this segment for the 2001 Six Months compared to the 2000 Six Months. The detailed components of the network operating costs increase are $42.3 million in direct costs associated with providing on-network services, resale services, leasing unbundled network element services and operating lease payments, $7.0 million in network support services, $3.9 million in personnel costs, $2.0 million in consulting and professional services costs, $1.6 million in telecommunications costs and $1.2 million in other direct operating costs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense, increased 16% from $79.0 million for the 2000 Six Months to $91.7 million in the 2001 Six Months. This increase of approximately $12.7 million consists of increases of: $9.0 million in consulting and professional services costs, $1.4 million in facility costs and $2.3 million in other costs.

        STOCK COMPENSATION. Stock compensation, a non-cash item, decreased from an aggregate charge of $22.7 million in the 2000 Six Months to an aggregate credit of $76.5 million for the 2001 Six Months. This decrease is due to a significant decrease in the estimated fair value of the Company's common stock in the 2001 Six Months compared to an increase in the fair value of such stock in the 2000 Six Months.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 161% from $31.1 million for the 2000 Six Months to $81.3 million for the 2001 Six Months. This increase is due primarily to depreciation expense associated with the startup of our Nationwide Data Platform business during the third quarter of 2000 and the expansion of the networks for our Tier III Markets business.

        INTEREST INCOME. Interest income increased from $4.5 million in the 2000 Six Months to $6.0 million in the 2001 Six Months. This increase is due primarily to larger average cash, cash equivalents and restricted cash balances during the 2001 Six Months as compared to the 2000 Six Months.

        INTEREST EXPENSE. Interest expense increased from $58.4 million in the 2000 Six Months to $89.6 million in the 2001 Six Months. Of this increase, $15.2 million is due to the financing of our Internet infrastructure equipment purchased in June and November of 2000 and $11.4 million is attributable to higher borrowings under our amended senior secured credit facility. In addition, we capitalized interest of $5.9 million related to network construction projects during the 2000 Second Quarter versus $1.3 million during the 2001 Second Quarter.

        NET LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. For the reasons stated above, net loss before extraordinary item and cumulative effect of change in

                           KMC TELECOM HOLDINGS, INC.


accounting principle decreased from $183.9 million for the 2000 Six Months to $98.5 million for the 2001 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

        We have incurred significant operating and net losses as a result of the development and operation of our networks. We expect that such losses will continue as we service our debt, expand our networks and build our customer base. As a result, we do not expect there to be any cash provided by operations in the near future. We have financed our operating losses and capital expenditures with equity invested by our founders, preferred stock placements, credit facility borrowings, equipment loans, operating leases, monetizations and our 12 1/2% senior discount notes and 13 1/2% senior notes.

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

        In March 2001, we entered into a financing transaction (see Note 9, "Significant Financing Transactions-KMC FUNDING V MONETIZATION," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q) that resulted in us receiving unrestricted gross proceeds of $225.4 million from a secured loan. The KMC Funding V Monetization is secured by the future cash flows from our Nationwide Data Platform business contract that was entered into in March 2000. The KMC Funding V Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. We retain the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). We realized net proceeds of approximately $125.5 million after using a portion of the gross proceeds to exercise our purchase option with respect to the KMC Funding V Equipment which we were leasing from GECC and CIT Lending Services Corporation under an operating lease, as well as to pay any financing fees and expenses related to the monetization.

        In March 2001, we purchased approximately $65.0 million of Voice over Internet Protocol equipment in association with entering into an agreement with a major carrier customer (see Note 8, "Significant Contracts - VOIP MGS CONTRACT," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q). We expect to finance the cost of this equipment; however, we can give no assurances that we will be able to obtain such financing.

        In April 2001, we further amended our amended senior secured credit facility. The aggregate amount of the facility remains at $700.0 million and funds are available under it for the same purposes. The primary changes effected by the amendment were (i) changes to certain of the financial covenants to reflect changes in the Company's business since the amended senior secured credit facility was entered into and to permit continued compliance with those covenants by the borrowers in accordance with its

                           KMC TELECOM HOLDINGS, INC.

revised business plan, (ii) to conform the repayment schedules of both term loans and the revolving loan, (iii) to require the borrowers to make an aggregate of $100 million in prepayments on the loans in accordance with an agreed schedule, (iv) to require the Company to use a portion of the proceeds of future equity issuances in excess of a cumulative $200.0 million to make additional prepayments on the loans, (v) to require the Company to use agreed upon portions of the proceeds from certain sales of assets to make additional prepayments on the loans, (vi) to require the Company to use agreed upon portions of the excess cash flows from its Nationwide Data Platform business to make additional capital contributions to the borrowers, (vii) to require the Company to restructure those of its subsidiaries involved in its Nationwide Data Platform business under a single subsidiary holding company, the shares of which will be pledged as additional collateral for KMC Holdings' obligations under its guaranty of the amended senior secured credit facility, and (viii) to increase the interest rate. In connection with the amendment, the lenders also waived failures by the borrowers to comply with certain of the prior financial covenants as of March 31, 2001, and the Company made aggregate capital contributions to the borrowers of $200.0 million. In addition, the collateral for KMC Holdings' guaranty of the facility was expanded to include substantially all of the assets of KMC Holdings. For a more detailed discussion of this amendment see Note 14, "Amendment to Amended Senior Secured Credit Facility," of the Notes to Unaudited Condensed Consolidated Financial Statements included in
Item 1 of this Report on Form 10-Q.

        In June 2001, we purchased approximately $83.0 million of high speed Internet protocol routers and switches in association with entering into an agreement with a major carrier customer (see Note 8, "Significant Contracts - PORT ACCESS CONTRACT," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q). We expect to finance the cost of this equipment; however, we can give no assurances that we will be able to obtain such financing.

        As of August 8, 2001, we had $654.9 million and $515.6 million of indebtedness outstanding under the amended senior secured credit facility and the combined KMC Funding V Monetization and KMC Funding Monetization, respectively. Subject to certain conditions, as of that date we had an additional $37.9 million in borrowing capacity available under the amended senior secured facility, excluding $7.2 million of drawn letters of credit. The KMC Funding V Monetization and KMC Funding Monetization were both fully drawn at that date.

        Net cash provided by financing activities from borrowings was $403.7 million and our net cash used in operating and investing activities was $342.5 million for the 2001 Six Months.

        We made capital expenditures of $177.4 million in the 2000 Six Months versus $326.3 million in the 2001 Six Months. Of the total capital expenditures for the 2001 Six Months, $23.4 million was related to the Tier III Markets business segment and $302.9 million was for the Nationwide Data Platform business segment. As of August 8, 2001, we had outstanding purchase commitments aggregating approximately $13.7 million related to the purchase of fiber optic cable and telecommunications equipment under our agreements with certain suppliers and service providers. We currently anticipate capital expenditures for 2001 to be approximately $60.0 million for the Tier III Markets business. It is our intention that capital expenditures for the Nationwide Data Platform business will be financed separately and therefore will not affect our current liquidity position. The majority of the Tier III Market expenditures are expected to be made for network expansion to facilitate the offering of our services. We expect to continue to incur operating losses while we expand our business and build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

                           KMC TELECOM HOLDINGS, INC.

        We believe that our cash and borrowings available under the amended senior secured credit facility will be sufficient to meet our liquidity needs to fund operating losses and capital expenditure requirements for our current business plan into the first quarter of 2003. This date is predicated on the continued ramp-up in our Tier III markets and Nationwide Data Platform businesses, reduced capital expenditures, prudent cost controls and continued gross margin improvements. In addition, under the terms of our amended senior secured credit facility, by May 1, 2002, we are required to effect loan prepayments and reductions in the revolving loan commitment thereunder in the aggregate amount of $100 million. We may need to arrange additional financing to fund these prepayments. We can give no assurance that this additional financing will be available to us, or if available, that it can be obtained on a timely basis and on acceptable terms.

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

        During the second quarter of 2001, we recognized a net gain of $109.4 million on the repurchase of a portion of our senior discount notes. We used $19.2 million of the cash proceeds from the two monetizations completed in the first quarter of 2001 (see Note 9, "Significant Financing Transactions," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q) to purchase approximately 39% of our senior discount notes (with an aggregate carrying value of $135.1 million).

        We are aware that our outstanding senior discount notes and our senior notes are continuing to trade at substantial discounts to their accreted value and face amounts, respectively. In order to reduce future cash interest payments, as well as future amounts due at maturity, we or our affiliates may, from time to time, consistent with our covenant obligations, purchase such securities for cash, exchange them for common stock under the exemption provided by Section 3(a)(9) of the Securities Act of 1933, or acquire such securities for a combination of cash and common stock, in each case in open market purchases or negotiated private transactions with institutional holders. We will evaluate any such transactions in light of then existing market conditions, taking into account our present liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

                           KMC TELECOM HOLDINGS, INC.



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

        The following table provides information about our significant financial instruments that are sensitive to changes in interest rates (in millions):



                                     Fair Value
                                      on June
                                         30,                            Future Principal Payments
                                        2001        2001       2002        2003       2004     2005     Thereafter      Total
                                      --------     ------     ------     -------     ------   -----     ----------     ------
Long-Term Debt:
   Fixed Rate:
     Senior Discount Notes,
      interest payable at
      12 1/2%, maturing 2008........ $    34.4     $      -    $     -    $     -    $     -   $     -     $  223.9    $   223.9
     Senior Notes, interest
      payable at 13 1/2%,
      maturing 2009.................      67.0            -          -          -          -         -        275.0        275.0
     KMC Funding
      Monetization, interest
      payable at 7.34%,
      maturing 2005.................     211.3         28.0       59.7       65.0       58.6         -            -        211.3
     KMC Funding V
      Monetization, interest
      payable at 6.77%,
      maturing 2005.................     314.3         32.8       69.4       74.7       80.4      57.0            -        314.3
   Variable Rate:
     Amended Senior Secured
      Credit Facility, interest
      variable (9.68% at June
      30, 2001)(a)                       654.9            -      100.0       80.6      129.0     161.2        184.1        654.9
                                     ---------     ---------   -------    -------    -------   -------     --------    ---------
Interest Rate swaps:
     Variable rate for fixed rate...      20.1            -          -          -          -         -            -            -
                                     ---------     ---------   -------    -------    -------   -------     --------    ----------
        Total....................... $ 1,302.0     $   60.8    $ 229.1    $ 220.3    $ 268.0   $ 218.2     $  683.0    $ 1,679.4
                                     =========     =========   =======    =======    =======   =======     ========    ==========
     ---------------
     (a) Interest is based on a variable rate, which at our option, is determined by either a base rate or LIBOR, plus, in each case, a specified margin.




                                       25


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
        -----------------

        Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
        -----------------------------------------

        (a)     Not Applicable.

        (b)     Not Applicable.

        (c) On April 11 and June 11, 2001, the Company granted options to purchase 36,500 and 3,500 shares of common stock, respectively, to certain employees and employees of certain of its affiliates under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. No consideration was received by the Company for the issuance of the options. The options to purchase these shares are exercisable at an exercise price of $100 per share. The issuance of the options was made in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of that Act, on the basis that the transaction did not involve a public offering.

        (d)     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        -------------------------------

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

        (a) An annual meeting of Stockholders of the Company was held on June 11, 2001.

        (b)     The following directors were elected at the annual meeting:
Harold N. Kamine (Chairman), John G. Quigley (Vice-Chairman), Gary E. Lasher, William F. Lenahan, Roscoe C. Young, II, Richard H. Patterson,
William H. Stewart, Alexander P. Coleman and Jeffrey Tuder.

        (c)(i)  The holders of the Registrant's Common Stock, Series A
Preferred Stock, Series C Preferred Stock and Series G-1 Preferred Stock, voting as a single class, ratified all of the actions taken by the board of directors of the Registrant since June 1, 2000 and ending June 11, 2001. In this vote each share of Common Stock had one vote and each share of Series A Preferred Stock, Series C Preferred Stock and Series G-1 Preferred Stock had a number of votes equal to the number of shares of Common Stock into which it is convertible.

        The vote was as follows:

                  FOR               AGAINST          ABSTAINING
            1,332,831.9524             0                  0

        (c)(ii) The existing board of nine directors was re-elected in its entirety to hold office until the next Annual Meeting of Stockholders, or until their respective successors shall be elected and qualified, by a vote of the holders of the Registrant's Common Stock, Series A Preferred Stock, Series C Preferred Stock and Series G-1 Preferred Stock, voting as a single class. In this vote each share of Common Stock had one vote and each share of Series A Preferred Stock, Series C Preferred Stock and Series G-1 Preferred Stock had a number of votes equal to the number of shares of Common Stock into which it is convertible. The persons elected as directors were:

                                Harold N. Kamine
                                 John G. Quigley
                                 Gary E. Lasher
                               William F. Lenahan
                               Roscoe C. Young, II
                              Richard H. Patterson
                               William H. Stewart
                              Alexander P. Coleman
                                  Jeffrey Tuder

        The vote was as follows:

                  FOR               WITHHELD         ABSTAINING
            1,551,684.5363             0                  0


        (c)(iii) The holders of the Registrant's Common Stock, Series A Preferred Stock, Series C Preferred Stock and Series G-1 Preferred Stock, voting as a single class, ratified the retention of Ernst & Young LLP as independent auditors of the Registrant for the fiscal year ending December 31, 2001. In this vote each share of common stock had one vote and each share of Series A Preferred Stock, Series C Preferred Stock and Series G-1 Preferred Stock had a number of votes equal to the number of shares of Common Stock into which it is convertible.

        The vote was as follows:

                  FOR               AGAINST          ABSTAINING
            1,551,684.5363             0                  0


        (d)     Not Applicable.

ITEM 5. OTHER INFORMATION.
        -----------------

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

        (a)     Exhibits
                --------

4.1. Warrant Agreement, dated as of April 12, 2001, among KMC Telecom Holdings, Inc., the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders, and First Union National Bank, as warrant agent.

4.2 Warrant Registration Rights Agreement, dated as of April 12, 2001, among KMC Telecom Holdings, Inc., the "Lenders" party thereto and First Union National Bank, as administrative agent for the Lenders.

10.1 Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of July 28, 2000, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, First Union National Bank, as administrative agent for the

                Lenders and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders.

10.2 Amendment No. 3 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated as of February 23, 2001, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders.

10.3 Amendment No. 4 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated as of April 12, 2001, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders.

10.4 Amendment Number 3 to the Professional Services Agreement, dated as of April 16, 2001, by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC
                Telecom Leasing IV LLC and Lucent Technologies Inc.

10.5 Amendment Number Five to the General Agreement, dated as of April 16, 2001, by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom Leasing IV LLC, KMC III Services LLC and Lucent Technologies Inc.

10.6* Media Gateway Services Agreement IV, effective as of March 31, 2001, among KMC Telecom VIII LLC, Qwest Communications Corporation and Qwest Communications International, Inc.

10.7* Port Access Services Agreement, dated as of June 30, 2001, between KMC Telecom IX LLC and Qwest Communications International Inc.

  -----------
  * Filed herewith with information omitted. Confidential treatment has been requested as to certain portions, and the omitted portions have been separately filed.

                (b)   Reports on Form 8-K
                      -------------------

                      Not Applicable.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 2001


                                            KMC TELECOM HOLDINGS, INC.
                                                     (Registrant)


                                            By: /s/   William F. Lenahan
                                               _________________________
                                            William F. Lenahan
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                            By: /s/   William H. Stewart
                                                ________________________
                                            William H. Stewart
                                            Chief Financial Officer
                                            (Principal Financial Officer)

EXHIBIT INDEX

       NO.        DESCRIPTION
       --         -----------

       4.1 Warrant Agreement, dated as of April 12, 2001, among KMC Telecom Holdings, Inc., the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders, and First Union National Bank, as warrant agent.

       4.2 Warrant Registration Rights Agreement, dated as of April 12, 2001, among KMC Telecom Holdings, Inc., the "Lenders" party thereto and First Union National Bank, as administrative agent for the Lenders.

       10.1 Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of July 28, 2000, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders.

       10.2 Amendment No. 3 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated as of February 23, 2001, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders.

       10.3 Amendment No. 4 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated as of April 12, 2001, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders.

       10.4 Amendment Number 3 to the Professional Services Agreement, dated as of April 16, 2001, by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom Leasing IV LLC and Lucent Technologies Inc.

       10.5 Amendment Number Five to the General Agreement, dated as of April 16, 2001, by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom Leasing IV LLC, KMC III Services LLC and Lucent Technologies Inc.

       10.6* Media Gateway Services Agreement IV, effective as of March 31, 2001, among KMC Telecom VIII LLC, Qwest Communications Corporation and Qwest Communications International, Inc.

       10.7* Port Access Services Agreement, dated as of June 30, 2001, between KMC Telecom IX LLC and Qwest Communications International Inc.

                -----------
                 * Filed herewith with information omitted. Confidential
               treatment has been requested as to certain portions, and the omitted portions have been separately filed.