Form 10-Q
period 2001-09-30
KMC TELECOM HOLDINGS INC
filed 2001-11-09
CIK 1059851

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

For the quarterly period ended September 30, 2001

                                        OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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
Common Stock, par value $0.01                       861,145 shares,
per share.                                          as of November 8, 2001

================================================================================

                           KMC TELECOM HOLDINGS, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION                                                                  PAGE NO.

ITEM 1.    Financial Statements

           Unaudited Condensed Consolidated Balance Sheets, December 31, 2000 and September 30,
              2001..........................................................................................2

           Unaudited Condensed Consolidated Statements of Operations, Three Months Ended
              September 30, 2000 and 2001 and Nine Months Ended September 30, 2000 and
              2001..........................................................................................3

           Unaudited Condensed Consolidated Statements of Cash Flows, Nine Months Ended
              September 30, 2000 and 2001...................................................................4

           Notes to Unaudited Condensed Consolidated Financial
              Statements....................................................................................5

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................................................16

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk......................................27

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings...............................................................................28

ITEM 2.    Changes in Securities and Use of Proceeds.......................................................28

ITEM 3.    Defaults Upon Senior Securities.................................................................28

ITEM 4.    Submission of Matters to a Vote of Security Holders.............................................28

ITEM 5.    Other Information...............................................................................28

ITEM 6.    Exhibits and Reports on Form 8-K................................................................28

SIGNATURES.................................................................................................29


                         PART I - FINANCIAL INFORMATION
                           KMC TELECOM HOLDINGS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                                SEPTEMBER
                                                                                            DECEMBER 31,           30,
                                                                                                2000              2001
                                                                                           --------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents.........................................................     $       109,977   $       123,182
   Restricted investments............................................................              37,125            49,645
   Accounts receivable, net of allowance for doubtful accounts of $10,921 and
      $9,425 in 2000 and 2001, respectively..........................................              47,141            61,658
   Prepaid expenses and other current assets.........................................              14,888            14,876
                                                                                           --------------     -------------
Total current assets.................................................................             209,131           249,361
Long-term restricted investments.....................................................              62,931            23,138
Networks, property and equipment, net................................................           1,021,684         1,242,056
Intangible assets, net...............................................................               3,835             3,967
Deferred financing costs, net........................................................              32,766            35,208
Other assets.........................................................................                 928             1,851
                                                                                            -------------     -------------
                                                                                           $    1,331,275    $    1,555,581
                                                                                            =============     =============

LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable..................................................................     $       180,803   $       116,591
   Accrued expenses..................................................................              73,605            95,571
   Deferred revenue..................................................................              17,839            26,265
   Current portion of notes payable..................................................                   -           244,253
                                                                                            -------------     -------------
Total current liabilities............................................................             272,247           482,680
Other liabilities....................................................................                   -            35,373
Notes payable........................................................................             728,173           979,615
Senior notes payable.................................................................             275,000           275,000
Senior discount notes payable........................................................             340,181           232,227
                                                                                            -------------     -------------
Total liabilities....................................................................           1,615,601         2,004,895

Commitments and contingencies

Redeemable equity:
     Senior redeemable, exchangeable, PIK preferred stock, par value $.01 per share; 630 shares authorized; shares issued and outstanding:
         Series E, 75 shares in 2000 and 132 shares in 2001  ($131,861 liquidation
         preference).................................................................              61,992           127,586
         Series F, 48 shares in 2000 and -0- shares in 2001..........................              50,568                 -
   Redeemable cumulative convertible preferred stock, par value $.01 per share;
      499 shares authorized; shares issued and outstanding:
         Series A, 124 shares in 2000 and 2001 ($12,380 liquidation preference)......             109,272            12,380
         Series C, 175 shares in 2000 and 2001 ($17,500 liquidation preference)......              72,701            17,500
   Redeemable cumulative convertible preferred stock, par value $.01 per share;
      2,500 shares authorized; shares issued and outstanding:
         Series G-1, 59 shares in 2000 and 2001 ($19,900 liquidation preference).....              19,435            19,554
         Series G-2, 481 shares in 2000 and 2001 ($162,600 liquidation preference)...             158,797           159,775
   Redeemable common stock, shares issued and outstanding, 224 in 2000 and 2001......              45,563            21,652
   Redeemable common stock warrants..................................................              16,817            22,390
                                                                                            -------------     -------------
Total redeemable equity..............................................................             535,145           380,837
                                                                                            -------------     -------------
Nonredeemable equity (deficiency):
   Common stock, par value $.01 per share; 4,250 shares authorized; shares issued
      and outstanding:  630 shares and 637 shares in 2000 and 2001, respectively.....                   6                 6
   Additional paid-in capital........................................................                   -            44,073
   Unearned compensation.............................................................             (16,608)             (277)
   Accumulated deficit...............................................................            (802,869)         (838,580)
   Accumulated other comprehensive income............................................                   -           (35,373)
                                                                                            -------------     -------------
Total nonredeemable equity (deficiency)..............................................            (819,471)         (830,151)
                                                                                            -------------     -------------
                                                                                          $     1,331,275   $     1,555,581
                                                                                           =============     =============

                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                              SEPTEMBER 30,
                                                            --------------------------------        -------------------------------
                                                                2000                2001                 2000               2001
                                                            ------------       -------------        -------------      ------------
Revenue......................................................$     60,949      $      119,846      $      129,025      $    324,789
Operating expenses:
     Network operating costs:
          Non-cash stock compensation expense/(credit).....           482                (340)              2,335            (6,383)
          Other network operating costs....................        46,944              56,049             112,234           179,360
     Selling, general and administrative:
          Non-cash stock compensation expense/(credit).....         6,402              (3,959)             27,221           (74,412)
          Other selling, general and administrative costs..        41,058              39,570             120,108           131,298
     Depreciation and amortization.........................        20,431              39,309              51,549           120,600
                                                             ------------       -------------        ------------      ------------
          Total operating expenses.........................       115,317             130,629             313,447           350,463
                                                             ------------       -------------        ------------      ------------
Loss from operations.......................................       (54,368)            (10,783)           (184,422)          (25,674)
Interest income............................................         3,782               1,947               8,290             7,947
Interest expense...........................................       (36,073)            (50,840)            (94,473)         (140,490)
                                                             ------------       -------------       -------------      ------------
Net loss before extraordinary item and cumulative effect
      of change in accounting principle....................       (86,659)            (59,676)           (270,605)         (158,217)
Extraordinary item.........................................             -                   -                   -           109,400
Cumulative effect of change in accounting principle........             -                   -              (1,705)                -
                                                             ------------       -------------       -------------      ------------
Net loss..................................................        (86,659)            (59,676)           (272,310)          (48,817)
(Dividends and accretion)/reversal of accretion on
      redeemable preferred stock..........................        (13,229)              3,112             (72,210)          110,142
                                                             ------------       -------------       -------------      ------------
Net income/(loss) applicable to common shareholders.......   $    (99,888)     $      (56,564)     $     (344,520)    $      61,325
                                                             ============       =============       =============      ============
Net loss per common share before extraordinary item and
      cumulative effect of change in accounting
      principle - basic...................................   $    (116.06)     $       (65.68)     $      (400.52)    $      (55.83)
Extraordinary item -basic.................................              -                   -                   -            127.04
Cumulative effect of change in accounting principle
       basic..............................................              -                   -               (1.99)                -
                                                             ------------       -------------       -------------      ------------
Net income/(loss) per common share - basic................   $    (116.06)    $        (65.68)     $      (402.51)   $        71.21
                                                             ============       =============       =============      ============
Weighted average number of common shares outstanding -            860,639             861,145             855,932           861,145
      basic...............................................   ============       =============       =============      ============

Pro forma amounts assuming the change in accounting principle was applied retroactively:
Net income/(loss) applicable to common shareholders........  $    (99,888)     $      (56,564)     $     (342,815)    $      61,325
                                                             ============       =============       =============      ============
Net income/(loss) per common share-basic.................... $    (116.06)     $       (65.68)     $      (400.52)    $       71.21
                                                             ============       =============       =============      ============

                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   ---------------------------------
                                                                                        2000             2001
                                                                                   ---------------  ----------------

OPERATING ACTIVITIES

Net loss .....................................................................   $       (272,310) $       (48,817)

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization...........................................             51,549          120,600
      Non-cash interest expense...............................................             41,368           42,317
      Non-cash stock option compensation expense/(credit).....................             29,556          (80,795)
      Gain on repurchase of senior discount notes.............................                  -         (109,400)
      Changes in assets and liabilities:
         Accounts receivable..................................................            (21,360)         (14,517)
         Prepaid expenses and other current assets............................             (7,154)              12
         Other assets.........................................................            (30,680)          23,195
         Accounts payable.....................................................            (18,113)         (96,415)
         Accrued expenses.....................................................             34,228            6,374
         Deferred revenue.....................................................             14,792            8,426
                                                                                   ---------------  ----------------
Net cash used in operating activities.........................................           (178,124)        (149,020)
                                                                                   ---------------  ----------------

INVESTING ACTIVITIES
Construction of networks and purchases of equipment...........................           (328,678)        (306,997)
Acquisitions of franchises, authorizations and related assets.................             (1,239)            (603)
                                                                                   ---------------  ----------------
Net cash used in investing activities.........................................           (329,917)        (307,600)
                                                                                   ---------------  ----------------

FINANCING ACTIVITIES
Proceeds from monetizations, net of issuance costs............................                  -          617,036
Proceeds from issuance of preferred stock, net of issuance costs..............            177,500                -
Proceeds from exercise of stock options.......................................                562                -
Repurchase of senior discount notes...........................................                  -          (19,178)
Repayment of monetization debt................................................                  -          (54,871)
Repayment of credit facility..................................................                  -         (189,710)
Repurchase and retirement of Series F preferred stock.........................             (3,329)               -
Proceeds from credit facilities, net of issuance costs........................            375,862          116,548
                                                                                   ---------------  ----------------
Net cash provided by financing activities.....................................            550,595          469,825
                                                                                   ---------------  ----------------

Net increase in cash and cash equivalents.....................................             42,554           13,205

Cash and cash equivalents, beginning of period................................             85,966          109,977
                                                                                   ---------------  ----------------

Cash and cash equivalents, end of period......................................    $       128,520 $        123,182
                                                                                   ===============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of amounts capitalized..........    $        43,010  $        96,868
                                                                                   ===============  ================

                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

2.       ACCOUNTING CHANGE

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Through December 31, 1999, the Company recognized installation revenue upon completion of the installation. Effective January 1, 2000, in accordance with the provisions of SAB 101, the Company is recognizing installation revenue over the average contract period. The cumulative effect of this change in accounting principle resulted in a charge of approximately $1.7 million which was recorded in the quarter ended March 31, 2000. Revenue for the nine months ended September 30, 2000 includes $1.6 million of revenue that, prior to the accounting change, had been recognized through December 31, 1999.

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


3.       NETWORKS, PROPERTY AND EQUIPMENT

         Networks and equipment are comprised of the following:

                                                                             DECEMBER 31,                SEPTEMBER 30,
                                                                                 2000                        2001
                                                                           --------------------------------------------
                                                                                            (IN THOUSANDS)
Fiber optic systems..........................................         $         249,690            $         269,892
Telecommunications equipment.................................                   696,683                    1,158,143
Furniture and fixtures.......................................                    27,790                       28,819
Leasehold improvements.......................................                     2,704                        2,917
Construction-in-progress.....................................                   157,075                       12,876
                                                                         ------------------          ------------------
                                                                              1,133,942                    1,472,647
Less accumulated depreciation................................                  (112,258)                    (230,591)
                                                                         ------------------          ------------------
                                                                      $       1,021,684            $       1,242,056
                                                                         ==================          ==================

         Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks for the nine months ended September 30, 2000 and 2001 amounted to $10.1 million and $1.3 million, respectively.

4.       ACCRUED EXPENSES

         Accrued expenses are comprised of the following:

                                                                             DECEMBER 31,                SEPTEMBER 30,
                                                                                 2000                        2001
                                                                           ------------------------------------------
                                                                                           (IN THOUSANDS)
Accrued compensation and benefits............................         $        20,068              $        17,741
Accrued telecommunications costs.............................                   8,125                       13,097
Accrued interest payable.....................................                  20,419                       23,032
Accrued property taxes.......................................                   3,143                        9,582
Other accrued expenses.......................................                  21,850                       32,119
                                                                      ------------------          -------------------
                                                                      $        73,605              $        95,571
                                                                      ==================          ===================


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

         The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation and amortization, excluding non-cash stock compensation expense/(credit) ("Adjusted EBITDA"). There are no significant intersegment transactions.

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


         Prior to the development of the Nationwide Data Platform segment in late fiscal 2000, the Company was managed as one reporting segment for the nine months ended September 30, 2000. Therefore, segment data for such period is not presented.

                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                                (IN THOUSANDS)
                                                                     NATIONWIDE DATA
                                                TIER III MARKETS          PLATFORM            CORPORATE              TOTAL
                                                ----------------     -------------------  -------------------  -------------------
Revenue...................................    $        54,836      $           65,010      $             -      $        119,846

Adjusted EBITDA...........................             (5,628)                 29,941                  (86)               24,227
Depreciation and amortization.............            (21,642)                (13,157)              (4,510)              (39,309)
Stock compensation credit.................                 86                      43                4,170                 4,299
Interest income...........................                943                     325                  679                 1,947
Interest expense..........................            (34,067)                (10,905)              (5,868)              (50,840)
Net income/(loss) common shareholders.....            (60,308)                  6,247               (5,615)              (59,676)
Extraordinary item........................                  -                       -                    -                     -
Dividends and reversal of accretion on
   redeemable preferred stock.............                  -                       -                3,112                 3,112
                                                --------------        ---------------      ---------------       ---------------
Net income/(loss) applicable to common
   shareholders...........................    $        (60,308)      $          6,247      $        (2,503)      $       (56,564)
                                                ==============        ===============      ===============       ===============
Total assets..............................    $        948,871       $        532,198      $        74,512       $     1,555,581
                                                ==============        ===============      ===============       ===============
Capital expenditures......................    $         10,447       $          1,931      $             -        $       12,378
                                                ==============        ===============      ===============       ===============
Total debt................................    $      1,162,138       $        568,957      $             -        $    1,731,095
                                                ==============        ===============      ===============       ===============
Total principal repayments of
    indebtedness..........................    $              -       $         29,988      $             -        $       29,988
                                                ==============        ===============      ===============       ===============



                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                                (IN THOUSANDS)
                                                                     NATIONWIDE DATA
                                                TIER III MARKETS          PLATFORM            CORPORATE              TOTAL
                                                ----------------    -------------------  -------------------  -------------------


Revenue...................................    $       156,869      $      167,920    $             -      $        324,789

Adjusted EBITDA...........................            (57,341)             76,085             (4,613)               14,131
Depreciation and amortization.............            (64,768)            (40,627)           (15,205)             (120,600)
Stock compensation credit.................              2,697                 913             77,185                80,795
Interest income...........................              3,153               1,555              3,239                 7,947
Interest expense..........................           (108,544)            (25,226)            (6,720)             (140,490)
Net income/(loss) common shareholders.....           (224,803)             12,700             53,886              (158,217)
Extraordinary item........................                  -                   -            109,400               109,400
Dividends and reversal of accretion on
   redeemable preferred stock.............                  -                   -            110,142               110,142
                                                -------------       -------------      -------------        --------------
Net income/(loss) applicable to common        $      (224,803)     $       12,700    $       273,428      $         61,325
   shareholders...........................      =============       =============      =============        ==============

Total assets..............................    $       948,871      $      532,198    $        74,512      $      1,555,581
                                                =============       =============      =============        ==============
Capital expenditures......................    $        33,857      $      304,847    $             -      $        338,704
                                                =============       =============      =============        ==============
Total debt................................    $     1,162,138      $      568,957    $             -      $      1,731,095
                                                =============      $=============      =============        ==============
Total principal repayments of
  indebtedness............................    $             -      $       54,871    $             -      $         54,871
                                                =============       =============      =============        ==============

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

         The Company's service revenue consists of the following:

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                              ------------------------------   ----------------------------
                                                  2000             2001             2000             2001
                                              -------------    -------------   -------------    -----------
                                                     (IN THOUSANDS)                    (IN THOUSANDS)

On-net....................................   $   58,408         $ 118,006           $ 120,298     $ 318,888
Resale....................................        2,541             1,840               8,727         5,901
                                              ---------        ----------           ---------    ----------
Total......................................  $   60,949         $ 119,846           $ 129,025     $ 324,789
                                              =========        ==========           =========    ==========

         Contracts with Qwest Communications Corporation and Qwest Communications International, Inc. accounted for approximately 30% and 58% of the Company's total revenue during the nine months ended September 30, 2000 and 2001, respectively.


6.       COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

         As of September 30, 2001, the Company has outstanding commitments aggregating approximately $8.6 million related to purchases of telecommunications equipment and fiber optic cable and its obligations under its agreements with certain suppliers and service providers.

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

         The redeemable preferred stock, redeemable common stock and redeemable common stock warrants, which are subject to the stockholders agreement, are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At September 30, 2001, the aggregate redemption value of the redeemable equity was approximately $217.1 million, reflecting per share redemption amounts of $100 for the Series A Preferred Stock, $100

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

for the Series C Preferred Stock, $338 for the Series G Preferred Stock and $11 for the redeemable common stock and redeemable common stock warrants.

7.       NET INCOME/(LOSS) PER COMMON SHARE

         The following table sets forth the computation of net income/(loss) per common share-basic (in thousands, except share and per share amounts):

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                         ---------------------------------------------------------------------------
                                                              2000                2001                  2000          2001
                                                         ---------------------------------------------------------------------------
Numerator:
   Net loss before extraordinary item and
      cumulative effect of change in
      accounting principle.................            $   (86,659)       $  (59,676)         $    (270,605)      $  (158,217)
   Extraordinary item......................                      -                 -                       -          109,400
   Cumulative effect of change in
      accounting principle.................                      -                 -                  (1,705)              -
                                                         -------------------------------------------------------------------
   Net loss................................                (86,659)          (59,676)               (272,310)        (48,817)
   (Dividends and accretion)/reversal of
      accretion on redeemable preferred
      stock................................                (13,229)            3,112                 (72,210)         110,142
                                                         -------------------------------------------------------------------

   Numerator for net income/(loss)
      applicable to common shareholders.....           $   (99,888)       $  (56,564)         $     (344,520)     $    61,325
                                                         ===================================================================

Denominator:
   Denominator for net loss per common
      share-weighted average number of
      common shares outstanding - basic.....               860,639           861,145                 855,932          861,145
                                                         ====================================================================

Net loss per common share before
   extraordinary item and cumulative
   effect of change in accounting
   principle - basic........................           $   (116.06)       $   (65.68)         $       (400.52)    $    (55.83)

Extraordinary item - basic..................                     -                 -                        -          127.04
Cumulative effect of change in accounting
   principle - basic........................                     -                 -                    (1.99)              -
                                                          --------------------------------------------------------------------------
Net income/(loss) per common share before
   extraordinary item - basic...............           $   (116.06)       $   (65.68)         $       (402.51)    $     71.21
                                                          ==========================================================================

         Options and warrants to purchase an aggregate of 666,730 and 860,622 shares of common stock were outstanding as of September 30, 2000 and 2001, but computations of diluted net loss per common share for such periods have not been presented, as the effect would be anti-dilutive.

8.       SIGNIFICANT CONTRACTS

VOIP MGS CONTRACT

         In March 2001, the Company entered into an agreement with a major carrier customer pursuant to which the Company agreed to purchase, install and maintain, throughout the United States, approximately $65.0 million of Voice over Internet Protocol equipment (the "KMC Funding VIII Equipment"), principally

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


to handle Voice over Internet Protocol traffic on behalf of the carrier. The services agreement commenced in the second half of 2001 and expires 48 months later, and provides annualized revenues of approximately $28.7 million. The Company has recognized the full monthly revenue commencing July 2001, in accordance with the installation and acceptance provisions specified in the service agreement. The Company financed the cost of the KMC Funding VIII Equipment in August 2001 (see Note 9 - KMC Funding VIII
Financing).

PORT ACCESS CONTRACT

         In June 2001, the Company entered into an agreement with a major carrier customer pursuant to which the Company agreed to purchase, install and maintain, throughout the United States, approximately $83.0 million of Internet protocol routers, switches and other equipment; principally to handle high speed Internet traffic on behalf of the carrier. The services agreement commenced in the second half of 2001 and expires 63 months later, and provides annualized revenues of approximately $42.4 million. The Company expects to finance the cost of this equipment in 2001.

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

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


KMC FUNDING VIII FINANCING

         In August 2001, the Company entered into a financing transaction (the "KMC Funding VIII Financing") that resulted in the Company receiving unrestricted gross proceeds of $73.4 million from a secured loan. The KMC Funding VIII Financing is secured by the future cash flows from the Company's VOIP MGS contract that was entered into in March 2001. The KMC Funding VIII Financing requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. The Company retains the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). The Company realized net proceeds of approximately $1.0 million after using the gross proceeds to finance its acquisition of the KMC VIII Funding Equipment, as well as to pay any financing fees and expenses related to the financing. The interest rate on the KMC Funding VIII Financing is 6.19%.

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

CHANGE IN FAIR VALUE OF COMMON STOCK

         As a result of decreases in the estimated fair value of the Company's common stock in the first three quarters of 2001 as compared to December 31, 2000, the Company reversed $63.4 million, $13.0 million and $4.4 million of previously recognized stock compensation expense during the first, second and third quarters of 2001, respectively. In addition, the decreases in the estimated fair value of the Company's common stock also resulted in the reversal of $67.6 million, $39.4 million and $3.1 million of previously recognized accretion on redeemable equity instruments during the first, second and third quarters of 2001, respectively. Neither of these non-cash items were directly generated by the Company's operating activities. In view of the significant decrease in the estimated fair value of the common stock, during the first quarter of 2001, the Compensation Committee of the Company's Board of Directors determined to reprice 77,931 options to purchase shares of its common stock which had been previously granted under its 1998 Stock Purchase and Option Plan. The exercise price of these options, which were originally granted with exercise prices ranging from $250 to $300 per share, was reduced to $100 per share. This repricing had no impact on the Company's 2001 results of operations.

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


11.      RELATED PARTIES

         Pursuant to an arrangement between the Company and KNT Network Technologies, LLC ("KNT"), a company independently owned by Harold N. Kamine and Nassau Capital, the principal stockholders of the Company, effective June 1, 2000, the Company transferred substantially all of the employees of its construction division to KNT. KNT is providing construction and maintenance services to the Company and is being reimbursed for all of the direct costs of these activities. In addition, the Company is currently funding substantially all of KNT's general overhead and administrative costs at an amount not to exceed $15 million per annum.

         Amounts paid to KNT during the nine months ended September 30, 2001 related to this arrangement amounted to $29.1 million, of which $14.7 million was for network related construction and was capitalized into networks and equipment, $8.1 million was expensed as general and administrative costs and $6.3 million was expensed as direct maintenance costs.

         The Company has reached an agreement with Mr. Kamine and Nassau Capital as to terms upon which the Company would acquire all of the membership interests in KNT from Mr. Kamine and Nassau Capital. In accordance with the provisions of its Amended Senior Secured Credit Facility, the Company submitted the terms to the Lenders under the Amended Senior Secured Credit Facility for their approval. The submission was not accepted by the Lenders and the parties are discussing this matter.

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

         The Company has two interest rate swap agreements to hedge its interest rate exposure, and the effect of applying Statement 133 as of January 1, 2001 resulted in the fair value of the swaps of $13.2 million being included as a liability with a corresponding charge to other comprehensive income. For the period from January 1, 2001 through September 30, 2001, the value of the swaps decreased to a liability of $35.3 million, reflecting payments of $4.3 million and decreases in fair value of $26.4 million (included as a component of other comprehensive income).

13.      COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net loss. Prior to the adoption of Statement 133 in the quarter ended March 31, 2001 (see Note 12), the Company did not have any items that were required to be disclosed in comprehensive loss. The Company's comprehensive loss for the three months and nine months ended September 30, 2001 is set forth in the following table:

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                                                                             THREE MONTHS           NINE MONTHS ENDED
                                                                           ENDED SEPTEMBER 30,        SEPTEMBER 30,
                                                                                 2001                     2001
                                                                          -------------------      --------------------
Net loss................................................................  $        (59,676)        $        (48,817)
Other comprehensive loss:
     Change in fair value of the swaps..................................           (18,114)                 (26,407)
                                                                          -------------------      --------------------
Comprehensive loss......................................................  $        (77,790)        $        (75,224)
                                                                          ===================      ====================

14.      AMENDMENTS TO AMENDED SENIOR SECURED CREDIT FACILITY

APRIL 2001 AMENDMENT

         In April 2001, the Company and its Lenders under the Amended Senior Secured Credit Facility agreed to make certain further amendments to the facility, including the following:

         Certain of the financial covenants were amended to reflect changes in the Company's business since the Amended Senior Secured Credit Facility was entered into and to permit continued compliance with those covenants by the Borrowers in accordance with the Company's revised business plan. In addition, certain additional financial covenants were added, the most significant of which will require the Borrowers to meet specific liquidity tests 60 days prior to each due date of cash interest and dividend payments on the Company's senior discount notes, senior notes and preferred stock.

         In addition to the existing reductions in the aggregate Revolver commitment, the Revolver commitment will be further reduced, pro rata with the Term Loan and Lucent Term Loan, (i) by applying the net asset sale proceeds of certain asset sales (both as defined in the Amended Senior Secured Credit Facility) in an amount equal to 85% of gross property, plant and equipment allocated to the assets sold, plus 50% of any proceeds in excess of the full gross property, plant and equipment allocated to the assets sold (plus a make up of any shortfall on prior asset sales), (ii) by 50% of the net securities proceeds (as defined) from the future issuance of equity interests by KMC Holdings in excess of a cumulative $200.0 million and (iii) by prepayment of an aggregate of $100.0 million on or before May 1, 2002.

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

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


         The interest rates on loans under the Amended Senior Secured Credit Facility were increased. The "Applicable Base Rate Margin" now ranges from 3.25% to 4.25% and the "Applicable LIBOR Margin" now ranges from 4.25% to 5.25%. Interest is now payable monthly.

         KMC Holdings also agreed to form a subsidiary holding company to own all of the common stock of its operating subsidiaries which are engaged in its Nationwide Data Platform business. KMC Holdings has pledged the shares of the data subsidiary holding company as further collateral for KMC Holdings' guaranty of the Amended Senior Secured Credit Facility.

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

JULY 2001 AMENDMENT

         In July 2001, the Company and the Lenders entered into an additional amendment to the Amended Senior Secured Credit Facility, to clarify that any Lender may issue a Letter of Credit with automatic extensions.

AUGUST WAIVER

         The Company and the Lenders executed a waiver, effective as of August 30, 2001 (the "August Waiver"), which extended to September 28, 2001 the time by which the Company was to submit a proposal, acceptable to the Lenders, to resolve all outstanding issues relating to the arrangements between the Company and KNT (see Note 11 Related Parties). In connection with this waiver, the Company also agreed that it would not repurchase any additional debt securities of the Company (see Note 15 Extraordinary Item - Note Repurchases) without the prior written consent of the Lenders and that it would execute an additional formal amendment to the Amended Senior Secured Credit Facility reflecting this agreement, and addressing certain other matters, by September 21, 2001. The Company and the Lenders have not yet executed the formal amendment called for by the terms of the August Waiver. The parties are discussing this matter.

LENDER WARRANTS

         In connection with the execution of the April 2001 Amendment to the Amended Senior Secured Credit Facility discussed above, the Company agreed to deliver to a warrant agent certificates representing warrants to purchase an aggregate of 166,542 shares of common stock at an exercise price of $.01 per share (the "Lender Warrants"). The terms of the Lender Warrants provide that they will become issuable under the circumstances described in the following paragraph.

         If (i) on or before October 31, 2001, the Company shall have failed to prepay an aggregate of $50.0 million under the Amended Senior Secured Credit Facility (which prepayment was not made by October 31, 2001) and (ii) on or before January 31, 2002 the Company shall have failed to (A) prepay an additional $50.0 million under the Amended Senior Secured Credit Facility and
(B) make additional cash capital contributions to the Borrowers in the aggregate amount of $50.0 million, 50% of the Lender Warrants will be issued pro rata to the Lenders under the Amended Senior Secured Credit Facility. If the Company fails to make aggregate cash capital contributions to the Borrowers in the amount of $100.0 million by March 31, 2002 (including any amounts taken into consideration pursuant to clause (ii)(B),

                           KMC TELECOM HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


above), 50% of the Lender Warrants will be issued pro rata to the Lenders under the Amended Senior Secured Credit Facility. Any Lender Warrants which do not become issuable as described herein will be returned to the Company by the warrant agent.

15.      EXTRAORDINARY ITEM - NOTE REPURCHASES

         During the second quarter of 2001, the Company recognized a net gain of $109.4 million on the repurchase of a portion of its senior discount notes. The Company used $19.2 million of the cash proceeds from the two monetizations completed in the first quarter of 2001 (see Note 9 Significant Financing Transactions) to purchase approximately 39% of its senior discount notes (with an aggregate carrying value of $135.1 million). The repurchased notes are held by a subsidiary of the Company and have been pledged as additional collateral to the Lenders under the Amended Senior Secured Credit Facility (the "Pledged Notes"). The pledge does not constitute a reissuance of the Pledged Notes and does not obligate the Company to make any of the scheduled payments of principal or interest on the Pledged Notes. However, if there is a default under the Amended Senior Secured Credit Facility and the Lenders have either (i) accelerated the amounts due under the Amended Senior Secured Credit Facility or
(ii) exercised their rights under the pledge agreement, then any principal or interest payments thereafter due under the Pledged Notes would be payable to the Lenders in accordance with the terms of the Pledged Notes, to be applied against the Company's obligations under the Amended Senior Secured Credit Facility. The Company has agreed not to make further repurchases of its senior discount notes or senior notes without receiving the prior written consent of the Lenders under the Amended Senior Secured Credit Facility.

         The Company is aware that its outstanding senior discount notes and senior notes are continuing to trade at substantial discounts to their accreted value and face amounts, respectively. In order to reduce future cash interest payments, as well as future amounts due at maturity, the Company or its affiliates intend, from time to time, consistent with its agreement with the Lenders, to purchase such securities for cash, exchange them for common stock under the exemption provided by Section 3(a)(9) of the Securities Act of 1933, or acquire such securities for a combination of cash and common stock, in each case in open market purchases or negotiated private transactions with institutional holders. The Company will evaluate any such transactions in light of then existing market conditions, taking into account its present liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material. There can be no assurance that the Lenders will grant permission for any additional repurchases, in whole or in part.

16.      RECIPROCAL COMPENSATION SETTLEMENT

         During the third quarter of 2001, the Company reached an agreement with SBC Telecommunications, Inc.("SBC") with respect to the Company's complaint regarding payment of past due reciprocal compensation. The companies agreed to a cash settlement of the disputed reciprocal compensation balance owed by SBC for usage on or before May 31, 2001. A related agreement resolved the Company's entitlement, and the rates to be applied, to future reciprocal compensation from SBC through May of 2004.

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

         We also provide nationwide data services under long-term guaranteed revenue contracts. Under these contracts, we currently provide local Internet access infrastructure, high speed Internet teering services supporting Gigabit Ethernet Internet services and other enhanced data services. Currently, we

                           KMC TELECOM HOLDINGS, INC.

have contracts representing approximately $300 million in annualized revenues. The Internet infrastructure we are deploying includes the latest technology platforms from Cisco and Nortel, which we believe will result in a cost-effective and technologically superior solution for our customers.

         TIER III MARKETS. We have installed fiber-based SONET networks, or self-healing synchronous optical networks, using a Class 5 switch, in all of our 37 markets. Our fiber optic networks are initially designed and built to reach approximately 80% of the business access lines in each of our markets, typically requiring a local fiber loop of about 30 to 40 miles.

         As our switches have become operational, our operating margins have improved meaningfully. Our operating margins have also improved due to increased on-network revenues relative to resale revenues. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated line. Resale revenues are generated when traffic is carried completely on the incumbent local exchange carriers' facilities. On-network revenues have increased from approximately 69% of our revenues for the nine months ended September 30, 1999 to approximately 98% of our revenues for the nine months ended September 30, 2001.

         NATIONWIDE DATA PLATFORM. We currently provide Internet access infrastructure using remote access servers manufactured by Cisco and Nortel which we are deploying in our 41 supernodes, including ten in our existing Tier III markets. Supernodes are concentration points for high-speed connectivity to the Internet.

         Under the terms of our existing guaranteed revenue contracts, we provide the routing and ancillary equipment for each supernode, as well as data transport service from the incumbent local exchange carrier to our supernode location. Our customers pay us a fixed price per port and compensate us for certain expenses, including space, power and transport, that we may incur above an agreed level. This structure provides highly predictable revenues and costs over the life of each contract, currently ranging from 42 to 63 months. These contracts began generating revenues during the third quarter of 2000. Revenues will continue to increase as the contracts are phased in through the second half of 2001. These contracts started providing positive margins beginning with the commencement of revenues in the third quarter of 2000.

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

         In March 2001, we entered into an agreement pursuant to which we agreed to purchase, install and maintain, throughout the United States, approximately $65.0 million of Voice over Internet Protocol equipment, principally to handle Voice over Internet Protocol traffic on behalf of a major carrier customer. The related services agreement commenced in the second half of 2001 and expires 48 months later. We have recognized the full monthly revenue commencing July 2001, in accordance with the installation and acceptance provisions specified in the service agreement. We financed the cost of this

                           KMC TELECOM HOLDINGS, INC.

KMC Funding VIII Equipment in August of 2001. See "--Liquidity and Capital Resources" below for a detailed description of these transactions.

         In June 2001, we entered into an agreement pursuant to which we agreed to purchase, install and maintain, throughout the United States, approximately $83.0 million of Internet protocol routers, switches and other equipment, principally to handle high speed Internet traffic on behalf of a major carrier customer. The services agreement commences in the second half of 2001 and expires 63 months later. We expect to finance the cost of this equipment in 2001.

         The table below provides selected key operational and financial data on a consolidated basis as of the following dates:

                                                                       Quarter Ended
                                     ----------------------------------------------------------------------------------
                                     September 30,    December 31,        March 31,        June 30,     September 30,
                                         2000             2000               2001            2001            2001
                                     -------------    ------------        ----------      ----------      -------
Tier III operational markets.....               35             37                37                37             37
Route miles......................            2,178          2,285             2,325             2,336          2,429
Fiber miles......................          134,952        140,988           143,508           143,935        150,830
Collocations.....................              125            134               140               140            140
Customers........................            9,990         11,602            13,064            14,414         15,301
Total buildings connected........            9,085          9,745            11,343            12,934         14,284
Total lines in service...........        1,865,390      2,284,375         2,857,304         3,127,659      3,628,097

On-network revenues(a)(b)........               96%            97%               98%               98%            98%
Resale revenues(a)(c)............                4%             3%                2%                2%             2%

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

         RECIPROCAL COMPENSATION. We recognized reciprocal compensation revenue of approximately $14.3 million, or 11% of our total revenue for the nine months ended September 30, 2000 and approximately $13.1 million or 4% of our total revenue for the nine months ended September 30, 2001. In May 2000, we reached a resolution of our claims for payment of certain reciprocal compensation charges, previously disputed by BellSouth Corporation. Under the agreement, BellSouth made a one-time payment that resolved all amounts billed through March 31, 2000. In addition, we agreed with BellSouth on future rates for reciprocal compensation, setting new contractual terms for payment. Our prior agreement with BellSouth provided for a rate of $.009 per minute of use for reciprocal compensation. Under the terms of the new agreement, the rates for reciprocal compensation which apply to all local traffic, including ISP-bound traffic, will decrease over time. The reduction will be phased in over a three-year period beginning with a rate of $.002 per minute of use until March 31, 2001, $.00175 per minute of use from April 1, 2001 through March 31, 2002 and $.0015 per minute of use from April 1, 2002 through March 31, 2003.

                           KMC TELECOM HOLDINGS, INC.

         During the third quarter of 2001, we reached an agreement with SBC Telecommunications, Inc., with respect to our complaint regarding payment of past due reciprocal compensation. We agreed to a cash settlement of the disputed reciprocal compensation balance owed to us by SBC for usage on or before May 31, 2001. A related agreement resolved our entitlement, and the rates to be applied, to future reciprocal compensation from SBC through May of 2004.

         We are currently pursuing resolution of this issue with other incumbent local exchange carriers. Our goal is to reach mutually acceptable terms for both outstanding and future reciprocal compensation amounts for all traffic. However, we cannot assure you that we will reach new agreements with these carriers on favorable terms.

         As of September 30, 2001, we have reserves which we believe are sufficient to cover any amounts which may not be collected, but we cannot assure you that this will be the case. Our management will continue to consider the circumstances surrounding this dispute periodically in determining whether additional reserves against unpaid balances are warranted.

         On April 27, 2001, the Federal Communications Commission released an order addressing reciprocal compensation for ISP-bound traffic. The Federal Communications Commission established a three year phase-down of compensation for ISP-bound traffic for incumbent local exchange carriers that opt into the Federal Communications Commission's plan. A rebuttable 3:1 ratio of terminating to originating minutes was adopted as a proxy for identifying ISP-bound traffic. State reciprocal compensation rates will apply to traffic exchanged within the ratio. The rate cap on compensation for traffic above the ratio was set at $0.0015 per minute of use for the first six months following the effective date of the Federal Communications Commission's order, $0.0010 per minute of use for the next eighteen months, and $0.0007 per minute of use through the thirty-sixth month or until the Federal Communications Commission adopts a new mechanism, whichever is later. In addition, a ten percent growth cap (applied on a per interconnection agreement basis) applies to ISP-bound traffic eligible for compensation. The order preserves the compensation mechanisms contained in existing interconnection agreements, but permits the incumbent local exchange carriers to invoke change-in-law provisions that may be contained in those agreements. Numerous competitive local exchange carriers, including us, petitioned for review of the Federal Communications Commission's decision. We are unable to predict the outcome of this review proceeding. If the Federal Communications Commission's order is upheld in its present form, it is likely to adversely affect our future revenues.

         OPERATING EXPENSES. Our principal operating expenses consist of network operating costs, selling, general and administrative expenses, stock option compensation expense and depreciation and amortization. Network operating costs include charges from termination and unbundled network element charges; charges from incumbent local exchange carriers for resale services; charges from long distance carriers for resale of long distance services; salaries and benefits associated with network operations, billing and information services and customer care personnel; franchise fees and other costs. Network operating costs also include a percentage of both our intrastate and interstate revenues which we pay as universal service fund charges. Nationwide Data Platform operating expenses include space, power, transport, maintenance, staffing, sales, and general and administrative expenses. Certain of these costs are passed through to the carrier customer which allows us to limit our maintenance and servicing costs to predetermined levels, and to receive additional revenues for any costs incurred in excess of such predetermined levels. Selling, general and administrative expenses consist of sales personnel and support costs, corporate and finance personnel and support costs and legal and accounting expenses. Depreciation and amortization includes charges related to plant, property and equipment and amortization of intangible assets, including franchise acquisition costs. Depreciation and amortization expense will increase as we place additional equipment into service, expanding our existing networks.

                           KMC TELECOM HOLDINGS, INC.

         INTEREST EXPENSE. Interest expense includes interest charges on our senior notes, senior discount notes, our senior secured credit facilities and our Internet infrastructure equipment financings. Interest expense also includes amortization of deferred financing costs.

         EXTRAORDINARY ITEM - NOTE REPURCHASES. During the second quarter of 2001, we recognized a net gain of $109.4 million on the repurchase of a portion of our senior discount notes. We used $19.2 million of the cash proceeds from the two monetizations completed in the first quarter of 2001(see Note 9, "Significant Financing Transactions," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q) to purchase approximately 39% of our senior discount notes (with an aggregate carrying value of $135.1 million). The repurchased notes are held by one of our subsidiaries and have been pledged as additional collateral to the lenders under our amended senior secured credit facility. The pledge does not constitute a reissuance of the pledged notes and does not obligate us to make any of the scheduled payments of principal or interest on the pledged notes. However, if there is a default under the amended senior secured credit facility and the lenders have either (i) accelerated the amounts due under the amended senior secured credit facility or (ii) exercised their rights under the pledge agreement, then any principal or interest payments thereafter due under the pledged notes would be payable to the lenders in accordance with the terms of the pledged notes, to be applied against our obligations under the amended senior secured credit facility. We agreed not to make further repurchases of our senior discount notes or senior notes without receiving the prior written consent of the lenders under our amended senior secured credit facility.

         We are aware that our outstanding senior discount notes and our senior notes are continuing to trade at substantial discounts to their accreted value and face amounts, respectively. In order to reduce future cash interest payments, as well as future amounts due at maturity, we or our affiliates intend, from time to time, consistent with our agreement with the lenders under our amended senior secured credit facility, to purchase such securities for cash, exchange them for common stock under the exemption provided by Section 3(a)(9) of the Securities Act of 1933, or acquire such securities for a combination of cash and common stock, in each case in open market purchases or negotiated private transactions with institutional holders. We will evaluate any such transactions in light of then existing market conditions, taking into account our present liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material. There can be no assurance that the lenders will grant permission for any additional repurchases, in whole or in part.

RESULTS OF OPERATIONS

         As a result of the development and rapid growth of our business during the periods presented, the period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

                THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

         REVENUE. Revenue increased 97% from $60.9 million for the three months ended September 30, 2000 (the "2000 Third Quarter") to $119.8 million for the three months ended September 30, 2001 (the "2001 Third Quarter"). This increase is principally attributable to the fact that our data services business generated substantially greater revenues in the 2001 Third Quarter than in the 2000 Third Quarter, as well as, to a lesser extent, increased sales in our Tier III Markets business in the 2001 Third Quarter compared to the 2000 Third Quarter.

         On-network local switched services, long distance services, Centrex-type services, private line services, special access services and Internet access infrastructure revenues ("On-network revenues")

                           KMC TELECOM HOLDINGS, INC.

represented 98% of total revenue in the 2001 Third Quarter, compared to 96% of total revenue in the 2000 Third Quarter; while revenue derived from the resale of switched services ("Resale revenue") represented 2% and 4% of total revenue, respectively, during those periods. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated circuit. In addition, we recognized reciprocal compensation revenue of $4.8 million, or 4% of our total revenues, during the 2001 Third Quarter as compared to $4.0 million, or 7% of our total revenues, during the 2000 Third Quarter.

         NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense, increased 19% from $46.9 million for the 2000 Third Quarter to $56.0 million for the 2001 Third Quarter. This increase of approximately $9.1 million is primarily attributable to the fact that our data services business generated substantial direct costs in the 2001 Third Quarter, but had only generated limited direct costs in the 2000 Third Quarter as that business was in its early stages, as well as, to a lesser extent, increased direct costs in the Tier III Markets business as a result of increased sales in this segment for the 2001 Third Quarter compared to the 2000 Third Quarter. The detailed components of the network operating costs increase are $8.8 million in direct costs associated with providing on-network services, resale services and leasing unbundled network element services, $1.6 million in telecommunications costs, $1.0 million in network support services and $800,000 in personnel costs; all of which were partially offset by a $3.1 million decrease in consulting and professional services costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense, decreased 4% from $41.1 million for the 2000 Third Quarter to $39.6 million in the 2001 Third Quarter. This decrease of approximately $1.5 million consists of decreases of: $3.8 million in personnel related costs, $1.7 million in consulting and professional services, $800,000 in travel and entertainment expenses and $400,000 in telecommunications expenses; all of which were partially offset by increases of $5.2 million in other general and administrative costs.

         STOCK COMPENSATION. Stock compensation, a non-cash item, decreased from an aggregate charge of $6.9 million in the 2000 Third Quarter to an aggregate credit of $4.3 million for the 2001 Third Quarter. This decrease is due to a significant decrease in the estimated fair value of the Company's common stock in the 2001 Third Quarter compared to an increase in the fair value of such stock in the 2000 Third Quarter.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 93% from $20.4 million for the 2000 Third Quarter to $39.3 million for the 2001 Third Quarter. This increase is due primarily to depreciation expense associated with the startup of our Nationwide Data Platform business during the third quarter of 2000 and the expansion of the networks for our Tier III Markets business.

         INTEREST INCOME. Interest income decreased from $3.8 million in the 2000 Third Quarter to $1.9 million in the 2001 Third Quarter. This decrease is due primarily to smaller average cash, cash equivalents and restricted cash balances during the 2001 Third Quarter as compared to the 2000 Third Quarter, as well as the lower interest rates that prevailed in the 2001 Third Quarter.

         INTEREST EXPENSE. Interest expense increased from $36.1 million in the 2000 Third Quarter to $50.8 million in the 2001 Third Quarter. Of this increase, $9.8 million is due to the financing of our Internet infrastructure equipment and $4.4 million is attributable to unfavorable positions in our interest rate swap agreements. These increases were partially offset by a reduction in interest expense of $2.1 million on our senior discount notes as a result of the repurchase of a portion of those notes, as well as a $900,000 reduction in interest expense resulting from the termination of a term loan to our subsidiary KMC Telecom IV, Inc. in late 2000 and a $700,000 reduction in interest expense in our amended senior

                           KMC TELECOM HOLDINGS, INC.

secured credit facility. In addition, we capitalized interest of $4.2 million related to network construction projects during the 2000 Third Quarter versus no capitalized interest during the 2001 Third Quarter.

         NET LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. For the reasons stated above, net loss before extraordinary item and cumulative effect of change in accounting principle decreased from $86.7 million for the 2000 Third Quarter to $59.7 million for the 2001 Third Quarter.

                NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

         REVENUE. Revenue increased 152% from $129.0 million for the nine months ended September 30, 2000 (the "2000 Nine Months") to $324.8 million for the nine months ended September 30, 2001 (the "2001 Nine Months"). This increase is principally attributable to the fact that our data services business generated substantial revenues in the 2001 Nine Months, but generated limited revenues in the 2000 Nine Months, as well as, to a lesser extent, increased sales in our Tier III Markets business in the 2001 Nine Months compared to the 2000 Nine Months.

         On-network local switched services, long distance services, Centrex-type services, private line services, special access services and Internet access infrastructure revenues ("On-network revenues") represented 98% of total revenue in the 2001 Nine Months, compared to 93% of total revenue in the 2000 Nine Months; while revenue derived from the resale of switched services ("Resale revenue") represented 2% and 7% of total revenue, respectively, during those periods. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated circuit. In addition, we recognized reciprocal compensation revenue of $13.1 million, or 4% of our total revenues during the 2001 Nine Months as compared to $14.3 million, or 11% of our total revenues during the 2000 Nine Months.

         NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense, increased 60% from $112.2 million for the 2000 Nine Months to $179.4 million for the 2001 Nine Months. This increase of approximately $67.2 million is attributable to the fact that our data services business generated significant direct costs in the 2001 Nine Months, but generated limited direct costs in the 2000 Nine Months, as well as increased direct costs in the Tier III Markets business as a result of increased sales in this segment for the 2001 Nine Months compared to the 2000 Nine Months. The detailed components of the network operating costs increase are $51.2 million in direct costs associated with providing on-network services, resale services, leasing unbundled network element services and operating lease payments, $8.0 million in network support services, $4.7 million in personnel costs, $1.7 million in telecommunications costs and $3.1 million in other direct operating costs; all of which were partially offset by a $1.0 million decrease in consulting fees and a $500,000 decrease in travel and entertainment expenses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense, increased 9% from $120.1 million for the 2000 Nine Months to $131.3 million in the 2001 Nine Months. This increase of approximately $11.2 million consists of increases of: $3.7 million in consulting and professional services costs, $1.0 million in facility costs and $12.4 million in other costs (which included funding for KNT); all of which were partially offset by reductions of $4.0 million in personnel costs, $1.2 million in travel and entertainment expenses and $700,000 in telecommunications costs.

         STOCK COMPENSATION. Stock compensation, a non-cash item, decreased from an aggregate charge of $29.6 million in the 2000 Nine Months to an aggregate credit of $80.8 million for the 2001 Nine

                           KMC TELECOM HOLDINGS, INC.

Months. This decrease is due to a significant decrease in the estimated fair value of the Company's common stock in the 2001 Nine Months compared to an increase in the fair value of such stock in the 2000 Nine Months.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 134% from $51.5 million for the 2000 Nine Months to $120.6 million for the 2001 Nine Months. This increase is due primarily to depreciation expense associated with the startup of our Nationwide Data Platform business during the third quarter of 2000 and the expansion of the networks for our Tier III Markets business.

         INTEREST INCOME. Interest income decreased from $8.3 million in the 2000 Nine Months to $7.9 million in the 2001 Nine Months. This decrease is due primarily to smaller average cash, cash equivalents and restricted cash balances during the 2001 Nine Months as compared to the 2000 Nine Months, as well as the lower interest rates that prevailed in the 2001 Nine Months.

         INTEREST EXPENSE. Interest expense increased from $94.5 million in the 2000 Nine Months to $140.5 million in the 2001 Nine Months. Of this increase, $23.9 million is due to the financing of our Internet infrastructure equipment, $10.4 million is attributable to higher borrowings under our amended senior secured credit facility, $5.8 million is due to unfavorable positions in our interest rate swap agreements; all of which were partially offset by a $2.0 million decrease in interest expense on our senior discount notes as a result of the repurchase of a portion of these notes as well as a $900,000 reduction in interest expense due to the termination of a term loan to our subsidiary KMC Telecom IV, Inc. in late 2000. In addition, we capitalized interest of $10.1 million related to network construction projects during the 2000 Nine Months versus $1.3 million during the 2001 Nine Months.

         NET LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. For the reasons stated above, net loss before extraordinary item and cumulative effect of change in accounting principle decreased from $270.6 million for the 2000 Nine Months to $158.2 million for the 2001 Nine Months.

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

                           KMC TELECOM HOLDINGS, INC.

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

         In March 2001, we purchased approximately $65.0 million of Voice over Internet Protocol equipment in association with entering into an agreement with a major carrier customer (see Note 8, "Significant Contracts - VOIP MGS CONTRACT," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q). In August 2001, we entered into a financing transaction (see Note 9, "Significant Financing Transactions-KMC FUNDING VIII FINANCING," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q) that resulted in us receiving unrestricted gross proceeds of $73.4 million from a secured loan. The KMC Funding VIII Financing is secured by the future cash flows from our VOIP MGS contract that was entered into in March 2001. The KMC Funding VIII Financing requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. We retain the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). We realized net proceeds of approximately $1.0 million after using the gross proceeds to finance our acquisition of the KMC Funding VIII Equipment, as well as to pay any financing fees and expenses related to the financing.

         In April 2001, we further amended our amended senior secured credit facility. The aggregate amount of the facility remains at $700.0 million and funds are available under it for the same purposes. The primary changes effected by the amendment were (i) changes to certain of the financial covenants to reflect changes in the Company's business since the amended senior secured credit facility was entered into and to permit continued compliance with those covenants by the borrowers in accordance with its revised business plan, (ii) to conform the repayment schedules of both term loans and the revolving loan, (iii) to require the borrowers to make an aggregate of $100.0 million in prepayments on the loans in accordance with an agreed schedule, (iv) to require the Company to use a portion of the proceeds of future equity issuances in excess of a cumulative $200.0 million to make additional prepayments on the loans, (v) to require the Company to use agreed upon portions of the proceeds from certain sales of assets to make additional prepayments on the loans, (vi) to require the Company to use agreed upon portions of the excess cash flows from its Nationwide Data Platform business to make additional capital contributions to the borrowers, (vii) to require the Company to restructure those of its subsidiaries involved in its Nationwide Data Platform business under a single subsidiary holding company, the shares of which will be pledged as additional collateral for KMC Holdings' obligations under its guaranty of the amended senior secured credit facility, and (viii) to increase the interest rate. In connection with the amendment, the lenders also waived failures by the borrowers to comply with certain of the prior financial covenants as of March 31, 2001, and the Company made aggregate capital contributions to the borrowers of $200.0 million. In addition, the collateral for KMC Holdings' guaranty of the facility was expanded to include substantially all of the assets of KMC Holdings. For a more detailed discussion of this amendment see Note 14, "Amendments to Amended Senior Secured Credit Facility," of the Notes to

                           KMC TELECOM HOLDINGS, INC.

Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q.

         In June 2001, we purchased approximately $83.0 million of high speed Internet protocol routers, switches and other equipment in association with entering into an agreement with a major carrier customer (see Note 8, "Significant Contracts - PORT ACCESS CONTRACT," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q). We expect to finance the cost of this equipment in 2001, however, we can give no assurances that we will be able to obtain such financing.

         As of November 7, 2001, we had $654.9 million and $557.3 million of indebtedness outstanding under the amended senior secured credit facility and the combined KMC Funding V Monetization , KMC Funding Monetization and the KMC Funding VIII Financing, respectively. The undrawn portion of our $700.0 million amended senior secured credit facility at the end of the third quarter was $45.0 million. However, $10.0 million is reserved for letter of credit obligations and $30.0 million is limited to funding purchases from a specific equipment supplier, leaving $5.0 million to be borrowed without restrictions. The KMC Funding V Monetization , KMC Funding Monetization and KMC Funding VIII Financing were all fully drawn at that date.

         Net cash provided by financing activities from borrowings was $469.8 million and our net cash used in operating and investing activities was $456.6 million for the 2001 Nine Months.

         We made capital expenditures of $254.5 million in the 2000 Nine Months versus $338.7 million in the 2001 Nine Months. Of the total capital expenditures for the 2001 Nine Months, $33.9 million was related to the Tier III Markets business segment and $304.8 million was for the Nationwide Data Platform business segment. As of October 31, 2001, we had outstanding purchase commitments aggregating approximately $9.1 million related to the purchase of fiber optic cable and telecommunications equipment under our agreements with certain suppliers and service providers. We currently anticipate capital expenditures for 2001 to be approximately $60.0 million for the Tier III Markets business. It is our intention that capital expenditures for the Nationwide Data Platform business will be financed separately and therefore will not affect our current liquidity position. The majority of the Tier III Market expenditures are expected to be made for network expansion to facilitate the offering of our services. We expect to continue to incur operating losses while we expand our business and build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

         We believe that our cash and borrowings available under the amended senior secured credit facility will be sufficient to meet our liquidity needs to fund operating losses and capital expenditure requirements for our current business plan into the first quarter of 2003. This date is predicated on the continued ramp-up in our Tier III Markets and Nationwide Data Platform businesses, our ability to finance our capital expenditure requirements for the Nationwide Data Platform business, reduced capital expenditures for our Tier III Markets business, prudent cost controls and continued gross margin improvements. In addition, under the terms of our amended senior secured credit facility, by May 1, 2002, we are required to effect loan prepayments and reductions in the revolving loan commitment thereunder in the aggregate amount of $100.0 million, which is not reflected in the first quarter 2003 liquidity position described above. We may need to arrange additional financing to fund these prepayments. We can give no assurance that this additional financing will be available to us, or if available, that it can be obtained on a timely basis and on acceptable terms.

                           KMC TELECOM HOLDINGS, INC.

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

         During the second quarter of 2001, we recognized a net gain of $109.4 million on the repurchase of a portion of our senior discount notes. We used $19.2 million of the cash proceeds from the two monetizations completed in the first quarter of 2001 (see Note 9, "Significant Financing Transactions," of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q) to purchase approximately 39% of our senior discount notes (with an aggregate carrying value of $135.1 million). The repurchased notes are held by one of our subsidiaries and have been pledged as additional collateral to the lenders under our amended senior secured credit facility. The pledge does not constitute a reissuance of the pledged notes and does not obligate the Company to make any of the scheduled payments of principal or interest on the pledged notes. However, if there is a default under the amended senior secured credit facility and the lenders have either (i) accelerated the amounts due under the amended senior secured credit facility or
(ii) exercised their rights under the pledge agreement, then any principal or interest payments thereafter due under the pledged notes would be payable to the lenders in accordance with the terms of the pledged notes, to be applied against our obligations under the amended senior secured credit facility. We have agreed not to make further repurchases of our senior discount notes or senior notes without the prior written consent of the lenders under our amended senior secured credit facility.

         We are aware that our outstanding senior discount notes and our senior notes are continuing to trade at substantial discounts to their accreted value and face amounts, respectively. In order to reduce future cash interest payments, as well as future amounts due at maturity, we or our affiliates intend, from time to time, consistent with our agreement with the lenders, to purchase such securities for cash, exchange them for common stock under the exemption provided by Section 3(a)(9) of the Securities Act of 1933, or acquire such securities for a combination of cash and common stock, in each case in open market purchases or negotiated private transactions with institutional holders. We will evaluate any such transactions in light of then existing market conditions, taking into account our present liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material. There can be no assurance that the lenders will grant permission for any additional repurchases, in whole or in part.

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





         The following table provides information about our significant financial instruments that are sensitive to changes in interest rates (in millions):


                                     Fair Value
                                         on
                                      September
                                         30,                                Future Principal Payments
                                        2001        2001       2002        2003       2004     2005     Thereafter      Total
                                      --------   --------   --------    --------  --------  -------    -----------      -----
Long-Term Debt:
   Fixed Rate:
     Senior Discount Notes,
      interest payable at
      12 1/2%, maturing 2008...... $       8.5   $      -   $      -   $       -   $    -    $    -     $ 232.2      $  232.2
     Senior Notes, interest
      payable at 13 1/2%, maturing
      2009.......................         43.1          -          -           -        -         -       275.0         275.0
     KMC Funding Monetization,
      interest payable at 7.34%,
      maturing 2005..............        298.0       16.5       69.4        74.7      80.4     57.0           -         298.0
     KMC Funding V Monetization,
      interest payable at 6.77%,
      maturing 2004..............        197.5       14.2       59.7        65.0      58.6        -           -         197.5
     KMC Funding VIII Financing,
      interest payable at 6.19%,
      maturing 2005..............         73.4        4.3       17.8        18.9      20.1     12.3           -          73.4
   Variable Rate:
     Amended Senior Secured Credit
      Facility, interest variable
      (9.42% at September 30,
      2001)(a) ..................        654.9          -      100.0        80.6     129.0    161.2       184.1         654.9
                                      --------   --------   --------    --------  --------  -------    -----------      -----
Interest Rate swaps:
     Variable rate for fixed rate         35.4          -          -           -         -        -           -             -
        Total....................  $   1,310.8   $   35.0   $  246.9  $    239.2    $288.1   $230.5      $691.3      $1,731.0
                                      =======================================================================================

(a) Interest is based on a variable rate, which at our option, is determined by either a base rate or LIBOR, plus, in each case, a specified margin.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

               (a)    Not Applicable.

               (b)    Not Applicable.

               (c) In the third quarter, the Company granted options to purchase 33,574 shares of common stock, respectively, to certain of its employees and employees of certain of its affiliates under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. No consideration was received by the Company for the issuance of the options. The options to purchase these shares are exercisable at an exercise price of $100 per share. In each instance, the issuance of the options was made in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of that Act, on the basis that the transaction did not involve a public offering.

               (d)    Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits

10.1 Amendment No. 5 and Limited Waiver, dated as of July 16, 2001, to Amended and Restated Loan and Security Agreement, dated as of February 15, 2000, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, and First Union National Bank, as administrative agent for the Lenders.

          (b)   Reports on Form 8-K

                Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 9, 2001


                          KMC TELECOM HOLDINGS, INC.
                                  (Registrant)


                          By: /S/   WILLIAM F. LENAHAN
                             -------------------------
                          William F. Lenahan
                          Chief Executive Officer
                          (Principal Executive Officer)


                          By: /S/   WILLIAM H. STEWART
                             -------------------------
                          William H. Stewart
                          Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

       NO.        DESCRIPTION

       10.1 Amendment No. 5 and Limited Waiver, dated as of July 16, 2001, to Amended and Restated Loan and Security Agreement, dated as of February 15, 2000, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, and First Union National Bank, as administrative agent for the Lenders.