Form 10-K
period 2001-12-31
KMC TELECOM HOLDINGS INC
filed 2002-05-17
CIK 1059851

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 2001

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

    The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 29, 2002 was approximately $2,298,000 based upon an estimate of the fair value thereof by management of the registrant. There is no established trading market for the voting common stock of the registrant and no sales have occurred within the past sixty days.

    As of March 29, 2002, 861,134 shares of the registrant's Common Stock, $0.01 par value, were outstanding. There is no established trading market for the Common Stock.

    DOCUMENTS INCORPORATED BY REFERENCE.  None.

================================================================================

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR FUTURE OPERATIONS AND PROSPECTS, OUR EXPECTED FINANCIAL POSITION, OUR FUNDING NEEDS AND POTENTIAL FINANCING SOURCES, OUR NETWORK DEVELOPMENT PLANS, OUR EXPECTED COST SAVINGS FROM RESTRUCTURINGS OF OUR TIER III MARKETS BUSINESS, THE MARKETS IN WHICH OUR SERVICES ARE CURRENTLY OFFERED, OR WILL BE OFFERED IN THE FUTURE, THE SERVICES WHICH WE EXPECT TO OFFER IN THE FUTURE, OUR ANTICIPATED CAPITAL EXPENDITURES, REGULATORY REFORM, EXPECTED COMPETITION IN OUR MARKETS, OUR INTENT, BELIEFS OR CURRENT EXPECTATIONS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS, EXCEPT AS REQUIRED BY LAW. ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE RESULTS."

                                     PART I

ITEM 1. BUSINESS.
        --------

BACKGROUND

        The initial predecessors of KMC Telecom Holdings, Inc. were founded in 1994 and 1995, respectively, by Harold N. Kamine, our Chairman of the Board. These predecessors were merged in 1996 and renamed KMC Telecom Inc. KMC Telecom Holdings, Inc. was formed during 1997 primarily to own, directly or indirectly, all of the shares of its operating subsidiaries. Our principal equity investors currently include Nassau Capital Partners L.P., Mr. Kamine, General Electric Capital Corporation, CIT Lending Services Corporation, Wachovia Bank (f/k/a First Union National Bank), and Dresdner Kleinwort Capital.

        In this Report, "we," "us" or "our" refers to KMC Telecom Holdings, Inc. and its subsidiaries collectively, or, if the context so requires, KMC Telecom Holdings, Inc., individually.

OVERVIEW

        We are a fiber-based integrated communications provider offering data, voice and Internet infrastructure services. We offer these services to businesses, governments and institutional end-users, Internet service providers, long distance carriers and wireless service providers. Our business has two distinct components: serving communications-intensive customers in Tier III markets, and providing data services on a nationwide basis.

        We currently provide a full suite of broadband communications services in 35 Tier III markets, which we define as markets with a population between 100,000 and 750,000. We own and operate robust fiber-based networks and Class 5 switching equipment in all of our Tier III markets, which are predominantly located in the South, Southeast, Midwest and Mid-Atlantic United States. In February 2002, we sold our fiber-optic networks and related assets in two of our Tier III markets.

        In an effort to preserve liquidity, we began to implement a significant further restructuring of our Tier III Markets business in the first quarter of 2002. This restructuring is intended to centralize many of the general and administrative activities that were previously performed in each city to fewer locations, to reorganize our sales force, to reduce the number of other operating personnel and to significantly reduce our Tier III Markets business capital expenditures.

        We also provide nationwide data services under long-term fixed price contracts. Under these contracts, we provide local Internet access infrastructure and other enhanced data services. Currently, we have contracts representing approximately $280 million in annualized revenues in approximately 820 markets. We are deploying technology platforms from Cisco, Nortel and Telica, which we believe will result in a cost-effective and technologically superior solution for our customers.

        See Note 8 of the Notes to Consolidated Financial Statements for financial information by Tier III Markets Segment and Nationwide Data Platform Segment.

SERVICES

        We offer a comprehensive suite of data and voice services.

        VOICE SERVICES

        For the year ended December 31, 2001, voice services accounted for approximately 20% of our revenue. These voice services include:

        LOCAL SWITCHED SERVICES. Local switched services allow customers to connect their key systems and PBX system with the public network through dial tone lines and trunks. Dial tone lines also enable customers without premise-based communications systems to connect to the public network through stand-alone telephone devices. We also offer enhanced services such as call waiting, conferencing, speed dialing and voice mail to our customers. We currently have switches commercially operable in each of our 35 Tier III markets.

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

        DATA SERVICES

        Data services represented approximately 80% of our revenue for the year ended December 31, 2001. We believe that these services enhance our ability to provide an integrated turnkey solution to our customers' data, voice and video transmission requirements. Our current data service offerings include:

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

        INTERNET ACCESS SERVICES. We began to offer Internet access services in partnership with several carriers in the fourth quarter of 2001.

TIER III MARKETS

        We define Tier III markets as markets with a population from 100,000 to 750,000. The following table provides aggregate data as of February 28, 2002 for our networks:

                                                                  ADDRESSABLE
                                    TOTAL LINES                    COMMERCIAL
                                  IN SERVICE (1)   ROUTE MILES    BUILDINGS (2)     COLLOCATIONS
                                  --------------   -----------    -------------     ------------

Total Networks (35 markets)....     6,214,109         2,286            74,901             140


----------------

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

        Our networks are designed for high-speed data and voice communications, using Class 5 digital switching devices. These devices are deployed in all of our networks, as part of a total central office configuration that includes electronic digital cross connect devices, SONET (or self-healing synchronous optical network), transport equipment and associated DC power plants and AC emergency power facilities. We currently offer end-to-end fully protected fiber services using the SONET ring architecture which routes customer traffic simultaneously in both directions around the ring to provide protection against fiber cuts. If a line is cut, traffic is automatically reversed and sent to its destination around the other side of the ring. In addition, back-up electronics become operational in the event of failure of the primary components. The switches and associated transport equipment are deployed in an initial configuration that permits rapid growth as our business in the local market grows. Our networks provide access to customers through SONET-based fiber optic rings for on-network service and through unbundled network elements which are connected to our central office through SONET fiber rings between the incumbent local exchange carrier tandem and the incumbent local exchange carrier service offices. In addition, interexchange carriers are connected from their points of presence to our central office by SONET rings, for long distance connectivity.

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

        We monitor our fiber optic networks and electronics 24 hours-per-day, seven days-per-week, using a combination of local and central network control centers. Local network monitoring is accomplished by means of an automatic notification system that monitors for system anomalies. This system provides instantaneous alarms to an on-call network technician whenever an anomaly is detected. The local market technician is trained in network problem resolution and provides on-site corrective procedures when appropriate. We also operate a central network control center at our Huntsville, Alabama facility that acts as the focal point for all of our operating networks, providing integrated and centralized network monitoring, correlation and problem management. This center has access to all operating networks and can work independently of the local systems to effect repair or restoration activities. The center also receives, tracks and manages all customer calls and issues to satisfactory conclusion.

NATIONWIDE DATA PLATFORM

        We are also a nationwide provider of Internet infrastructure in Tier I, II and III markets. We currently provide dial-up Internet access and other data services to carriers using remote access servers, a type of switch that uses Internet Protocol rather than traditional circuit-based switching. This technology uses packets to transfer information and uses bandwidth more efficiently and at a lower cost than similar services based on circuit switching. We are deploying a nationwide data platform which we believe will enable us to reach approximately 50% of the U.S. population.

        We have deployed a platform that provides Internet access infrastructure and remote access service capability in Tier I, II and III markets across the United States. In the Tier III markets in which we currently provide integrated communications services, connectivity is integrated into our existing architecture. In the markets in which we do not operate systems, we establish a point of presence, lease fiber and provide our customers with the same basic architecture for their applications. This provides the capability to create revenue for these major customers beyond our existing markets. We currently have a local infrastructure for dial-up access pursuant to agreements with several next generation carriers and Internet service providers.

        Pursuant to our existing contracts, we currently provide over 4.1 million DS-0 equivalents in approximately 820 markets nationwide. We have deployed Cisco, Nortel and Telica equipment to provide these ports through 67 supernodes, or concentration points for high-speed connectivity to the Internet, located in various cities, including 32 in our existing markets. Our service allows our carrier customers to provide their own customers with dial-up access to the Internet. Under the current regulatory environment, those calls may qualify for reciprocal compensation which would be incremental to the guaranteed revenues that we receive from our carrier customers. Approximately 98% of DS-0 equivalents under contract with our National Data Platform business at December 31, 2001 are provided to one major carrier customer.

        All of these contracts to date have been structured so that our customers pay a fixed amount to us, regardless of their level of usage. These contracts have remaining terms of 11 to 54 months and have certain cost pass-throughs which allow us to limit our maintenance and servicing costs to predetermined levels, and receive additional revenues for any costs incurred in excess of such predetermined levels.

        We currently have a dedicated team devoted to service and maintenance under these contracts. We expect personnel demands to diminish significantly after initial deployment, which will reduce our costs associated with this business, over the remaining lives of these contracts.

SALES AND MARKETING

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

        TIER III LOCAL. In our Tier III markets, we use a face-to-face direct sales force. Most of our sales personnel are hired locally because we believe that knowledge of, and contacts in, a local market are key factors for competitive differentiation and commercial success in a Tier III market. We believe that this local focus will help to set us apart from the incumbent local exchange carriers, our principal competitors in these markets. We market our local services through a combination of media channels and personal service in our local markets. We seek to gain brand awareness through advertising on local television, radio and print media. We also use outdoor advertising in prominent locations, customer testimonials, and local events and sponsorships.

        TIER III NATIONAL. While there are few Fortune 500 companies with headquarters located in our operating cities, there are branches and local offices of large corporations within our market areas. Often these large corporations make their buying decisions centrally, either through their telecommunications or MIS functions, which are normally located at corporate headquarters. Our national markets sales organization is structured to assist them in determining requirements for their various locations within our markets. This sales group is divided into three areas: inter-exchange carrier; Internet service providers; and power and wireless telecom providers. This approach allows us to focus specific attention to the unique needs of each of these markets and to develop tailored applications and solutions for each market.

        NATIONWIDE DATA SERVICES. Nationwide data services customer account managers target both major long distance carriers and Internet service providers.

CUSTOMERS

        Contracts with Qwest Communications Corporation and Qwest Communications International, Inc. (collectively, "Qwest") accounted for approximately 60% and 36% of our total revenue for the years ended December 31, 2001 and 2000, respectively. A significant portion of our business with Qwest was generated from long term fixed price contracts. The majority of the revenue from these contracts will be used to fund the debt service payments on the equipment used to provide services to Qwest under these contracts. See Note 1 of the Notes to Consolidated Financial Statements for further information. No other customer accounted for 10% or more of our revenues in either of those years. It is unlikely that the loss of any single customer, other than Qwest, would have a material adverse effect on our business, financial condition or results of operations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further information regarding Qwest.

        As of February 28, 2002, we had approximately 16,445 customers, which can be broken down into the following categories:

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

        TELECOMMUNICATIONS EQUIPMENT. Lucent is our primary supplier of switching, transport and digital cross connect products. Lucent also implements and tests our switches and related equipment and monitors our switches on an on-going basis.

        BILLING SUPPORT SYSTEMS IMPLEMENTATION. In 1999, we installed software developed by APTIS Software to provide us with comprehensive billing functionality, including the ability to capture call detail records, message rating, bill calculation, invoice generation, customer care and inquiry, collections management and quality assurance. This software enables us to produce a single bill covering all of the products and services that we provide to a customer.

        OPERATIONAL SUPPORT SYSTEMS IMPLEMENTATION. We have completed installation of our operational support systems developed by Eftia OSS Solutions Inc. These systems manage service order processing, circuit and asset inventory, telephone number inventory, trouble administration and trading partner gateways. Development and expansion of these systems will continue as needed.

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

        Other competitors may include competitive local exchange carriers, microwave carriers, wireless telecommunications providers and private networks built by large end-users. Potential competitors (using similar or different technologies) include cable television companies, utilities, incumbent local exchange carriers, regional Bell operating companies seeking to operate outside their current local service areas and independent telephone companies. In addition, we expect there will be future competition from large long distance carriers, such as AT&T and MCI WorldCom, which have begun to offer integrated local and long distance telecommunications services. Consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors for us.

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

        A large portion of our nationwide data platform business is conducted in larger Tier I and Tier II markets. We expect that our primary competitors in this business will be both incumbent local exchange carriers and other competitive local exchange carriers. Because the regional Bell operating companies and other incumbent local exchange carriers tend to focus their efforts on Tier I and Tier II markets, they will have a significantly greater local presence in these markets. In addition, due to the larger size of the markets, there are a greater number of facilities-based competitive local exchange carriers competing for data business in these markets than we usually face in Tier III markets. For this reason, we generally will not enter these markets to offer nationwide data platform services unless we have a pre-existing agreement with a significant customer justifying our presence in the market.

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

        The Telecommunications Act of 1996 provided for the removal of most restrictions imposed on AT&T and the regional Bell operating companies resulting from the consent decree entered in 1982 which provided for divestiture of the regional Bell operating companies from AT&T in 1984. The Telecommunications Act of 1996 establishes procedures under which a regional Bell operating company can enter the market for long distance service between specified areas within its in-region local service territory. The Telecommunications Act of 1996 permitted the regional Bell operating companies to enter the out-of-region long distance market immediately upon enactment. Before the regional Bell operating company can provide in-region inter-LATA services, it must obtain Federal Communications Commission approval upon a showing that facilities-based competition is present in its market, that the regional Bell operating company has entered into interconnection agreements in the states where it seeks authority, that it has satisfied a 14-point "checklist" of competitive requirements, and that its entry is in the public interest. To date, such authority has only been granted to Verizon (formerly Bell Atlantic) for New York, Vermont, Rhode Island, Pennsylvania, Connecticut and Massachusetts and to SBC for Kansas, Oklahoma, Texas, Arkansas and Missouri. Petitions by Verizon for entry in New Jersey and Maine and by Bell South for entry in Georgia and Louisiana are pending at the Federal Communications Commission. The provision of inter-LATA services by regional Bell operating companies is expected to reduce the market share of major long distance carriers, and consequently, may have an adverse effect on the ability of competitive local exchange carriers to generate access revenues from long distance carriers.

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

        In January 1999, the Supreme Court ruled on a variety of issues addressed in the Federal Communications Commission's 1996 order. Among other things, the Supreme Court found that the Federal Communications Commission has authority to establish national pricing rules for interconnection, unbundled elements and resale services. However, the Supreme Court overturned the Federal Communications Commission's rules regarding what network elements must be unbundled by the regional Bell operating companies, and remanded to the Federal Communications Commission the question of what network elements are "necessary" to competing carriers like us. On November 5, 1999, the Federal Communications Commission issued an order re-establishing the network elements that must be offered by incumbent local exchange carriers as unbundled network elements. That decision is currently the subject of various reconsideration petitions and appeals. In addition, in December 2001, the Federal Communications Commission initiated its first triennial review of the unbundled network element rules it adopted in November 1999. We cannot provide any assurances regarding the disposition of these petitions, proceedings and appeals and we cannot assure you that we will be able to maintain interconnection agreements on terms acceptable to us.

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

        The 8th Circuit's decision was appealed to the U.S. Supreme Court and, in a decision released May 13, 2002, the Court reversed the 8th Circuit on both issues. The Court ruled that the Federal Communications Commission can require state commissions to set the rates charged by incumbent local exchange carriers for network elements on a forward-looking basis untied to the incumbents' investment. The Court also held that the Federal Communications Commission can require incumbent local exchange carriers to combine elements at the request of entrants who cannot combine themselves, when they lease them to the entrants.

        On March 17, 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain Federal Communications Commission rules relating to collocation of competitors' equipment in incumbent local exchange carriers' central offices. This decision requires the Federal Communications Commission to limit collocation to equipment that is "necessary" for interconnection with the incumbent local exchange carrier or access to the incumbent local exchange carrier's unbundled network elements. On August 10, 2000, the Federal Communications Commission responded by issuing an order and request for further comment. The agency required that incumbent local exchange carriers provide physical collocation within 90 days after receiving an application and clarified that an incumbent local exchange carrier must allow a competitive local exchange carrier to construct a controlled environmental vault or similar structure on land adjacent to an incumbent local exchange carrier structure that lacks physical collocation space. The Federal Communications Commission asked for comment on what equipment incumbent local exchange carriers should allow competitive local exchange carriers to physically collocate and how physical collocation space should be assigned, whether collocutors should be permitted to cross-connect with other collocutors, and what rules should apply to collocation at remote local exchange carrier premises. In August 2001, the Federal Communications Commission issued an order in which it concluded that equipment may be collocated if, absent collocation, the competitive local exchange carrier would be precluded from obtaining "equal in quality" interconnection or nondiscriminatory access to network elements from the incumbent local exchange carrier. The Federal Communications Commission also limited the multi-function equipment a competitive exchange carrier can collocate and determined that incumbent local exchange carriers must provide cross-connects between competitive local exchange carriers upon reasonable request.

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

               The Federal Communications Commission adopted an order in 1996 (the "Detariffing Order") which eliminated the requirement that nondominant interstate carriers maintain tariffs on file with the Federal Communications Commission for domestic interstate services. On April 28, 2000, the U.S. Court of Appeals for the D.C. Circuit upheld the Commission's decision. The Federal Communications Commission subsequently established a transition to mandatory detariffing. Today, under mandatory detariffing, the terms and conditions pursuant to which nondominant carriers provide interstate domestic and international long-distance services to customers are governed by contract.

               On April 27, 2001, the Federal Communications Commission issued an order addressing the tariffing of interstate switched access services provided by competitive local exchange carriers. The Federal Communications Commission ruled that competitive local exchange carriers whose rates were set at or below a "safe harbor" benchmark rate could continue to tariff their interstate switched access services and their rates would be treated as "conclusively reasonable." The Federal Communications Commission set the tariff benchmark rate at 2.5 cents per minute for the first year, starting June 20, 2001, the effective date of the order, declining to 1.8 cents per minute in the second year and to 1.2 cents per minute in the third year. The Federal Communications Commission further ruled that competitive local exchange carriers may not charge more than the benchmark rate unless the long distance carrier agrees to the higher rate in negotiation.

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

          o UNIVERSAL SERVICE REFORM. The Federal Communications Commission implemented the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service in 1997. All telecommunications carriers providing interstate telecommunications services, including us, must contribute to the universal service support funds. On October 8, 1999, the Federal Communications Commission released an order implementing changes to its universal service rules to comply with a decision of the Fifth Circuit Court of Appeals. Among other changes, the Federal Communications Commission revised its rules concerning assessment of carriers' interstate and international revenues for universal service contribution. The Federal Communications Commission narrowed the scope of the contribution base, removing intrastate end-user telecommunications revenues from the assessment, consistent with the opinion of the Fifth Circuit Court of Appeals. In May 2001, the Federal Communications Commission began a proceeding to revisit its universal service contribution methodology in light of marketplace and technology changes. In February 2002, in a further notice, the Federal Communications Commission sought more focused comment on whether to assess contributions based on the number and capacity of connections provided to a public network, as proposed by some interested parties. That proceeding is ongoing and we are unable to predict its outcome with any degree of certainty.

          o BROADBAND SERVICES. In late 2001 and early 2002, the Federal Communications Commission initiated several proceedings relating to the future regulation of broadband services that are likely to have a significant impact on the competitive landscape for broadband services. In December 2001, the Federal Communications Commission began a proceeding to consider whether broadband services provided by incumbent local exchange carriers should be treated as "nondominant." Nondominant classification would remove such services from various Federal Communications Commission regulations. In February 2002, the Federal Communications Commission opened a related proceeding to examine whether high-speed wireline Internet access services should be regulated as telecommunications services under the Telecommunications Act of 1996 or as information services. We are unable to provide assurances as to the outcome of these proceedings.

          o RECIPROCAL COMPENSATION. On April 27, 2001, the Federal Communications Commission released an order addressing reciprocal compensation for ISP-bound traffic. The Federal Communications Commission established a three year phase-down of compensation for ISP-bound traffic for incumbent local exchange carriers that opt into the Federal Communications Commission's plan. A rebuttable 3:1 ratio of terminating to originating minutes was adopted as a proxy for identifying ISP-bound traffic. State reciprocal compensation rates will apply to traffic exchanged within the ratio. The rate cap on compensation for traffic above the ratio was set at $0.0015 per minute of use for the first six months following the effective date of the Federal Communications Commission's order, $0.0010 per minute of use for the next eighteen months, and $0.0007 per minute of use through the thirty-sixth month or until the Federal Communications Commission adopts a new mechanism, whichever is later. In addition, a ten percent growth cap (applied on a per interconnection agreement basis) applies to ISP-bound traffic eligible for compensation. The order preserves the compensation mechanisms contained in existing interconnection agreements, but permits the incumbent local exchange carriers to invoke change-in-law provisions that may be contained in those agreements. Numerous competitive local exchange carriers, including us, petitioned for review of the Federal Communications Commission's decision. In a decision released on May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit rejected the legal basis upon which the Federal Communications Commission predicated its rules, and it remanded the proceeding to the Federal Communication Commission for further deliberations. In doing so, the Court left the rules in place pending further order of the Federal Communications Commission. We are unable to predict the outcome of this remand proceeding.

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

FRANCHISES AND PERMITS

        The construction of a network requires us to obtain municipal franchises and other permits. These rights are typically the subject of non-exclusive agreements of finite duration providing for the payment of fees or the provision of services by us to the municipality without compensation. In addition, we must secure rights-of-way and other access rights which are typically provided under non-exclusive multi-year agreements, which generally contain renewal options. Generally, these rights are obtained from utilities, incumbent local exchange carriers, other competitive local exchange carriers, railroads and long distance carriers. The Telecommunications Act of 1996 requires most utilities to afford access to rights-of-way to competitive local exchange carriers on non-discriminatory terms and conditions and at reasonable rates. However, we can give no assurance that delays and disputes will not occur. Our agreements for rights-of-way and similar matters generally require us to indemnify the party providing such rights. Such indemnities could make us liable for actions (including negligence) of the other party.

EMPLOYEES

        As of April 12, 2002, we had 868 full time employees. This number reflects recent reductions in our workforce in connection with the first quarter 2002 restructuring of our Tier III Markets business. Given current economic conditions, further reduction in our workforce may be implemented during the remainder of 2002. None of our employees are represented by a labor union or subject to a collective bargaining agreement, nor have we experienced any work stoppage due to labor disputes. We believe that our relations with our employees are good.

GEOGRAPHIC AREAS

        We have no foreign operations. All of our networks are located in, and all of our revenues are attributable to, the United States.

ITEM 2. PROPERTIES.
        ----------

        We are headquartered in Bedminster, New Jersey where we lease 50,000 square feet of office space. We believe this facility is sufficient to meet any of our corporate headquarters space requirements for the near future. The lease requires us to pay an annual base lease rent of approximately $1.0 million (adjusted periodically for changes in the consumer price index), plus operating expenses through 2012. We rent this space from an affiliated company. See Item 13 "Certain Relationships and Related Transactions."

        We also maintain an operations center and additional administrative offices in Lawrenceville, Georgia. The Lawrenceville premises is approximately 154,000 square feet held under a lease that expires in 2011. We also own or lease facilities in each of our existing Tier III markets for central offices, sales offices and the location of our switches and related equipment. We lease collocation space for our Internet infrastructure equipment in our Nationwide Data Platform cities. We believe these facilities are sufficient to satisfy our near term space requirements.

        We believe that our facilities are in good condition, are suitable for our operations and that, if needed, suitable alternative space would be readily available.

ITEM 3. LEGAL PROCEEDINGS.
        -----------------

        We are from time to time involved in litigation incidental to the conduct of our business. There is no pending legal proceeding to which we are a party which, in the opinion of our management, is likely to have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        ---------------------------------------------------------------------

        There is currently no established trading market for our common stock, $0.01 par value per share. As of March 31, 2002, there were eleven holders of record of our common stock.

        We have never declared nor paid cash dividends on our common stock and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future. We currently expect that earnings, if any, will be retained for growth and development of our business.

        As a holding company, we depend upon the receipt of dividends and other cash payments from our operating subsidiaries in order to meet our cash requirements. Pursuant to the terms of our Amended and Restated Loan and Security Agreement, among certain of our principal operating subsidiaries and a group of lenders led by Wachovia Bank, CIT Lending Services Corporation and General Electric Capital Corporation (as amended, the "Amended Senior Secured Credit Facility"), those subsidiaries are restricted in their ability to pay dividends on their capital stock. The indentures applicable to our 13 1/2% Senior Notes duE 2009 ("Senior Notes") and our 12 1/2% Senior Discount Notes due 2008 ("Senior Discount Notes"), respectively, impose certain restrictions upon our ability to pay dividends on our capital stock.

        Subject to the foregoing and to any restrictions which may be contained in any future indebtedness which we may incur, the payment of cash dividends on our common stock will be within the sole discretion of our board of directors, and will depend upon our earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by our board of directors.

        On October 1, 2001, we granted options to purchase an aggregate of 7,668 shares of our common stock to certain of our employees, under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom

Holdings, Inc. and Affiliates. No consideration was received for the issuance of the options. The options have an exercise price of $100 per share. The issuance of these options was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Act, on the basis that the transactions did not involve a public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

        The selected financial data set forth below for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 were derived from our audited financial statements. The data presented below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8 "Financial Statements and Supplementary Data."


                                                         YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                           1997       1998       1999        2000         2001
                                        ---------- ---------- ---------- ----------- ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenue..............................   $   3,417  $  22,425  $   64,313 $  209,195   $   453,439
Operating expenses:
   Network operating costs:
        Non-cash stock option
     compensation expense/(credit)...       1,110        566       2,387      2,731        (6,383)
        Other network operating costs       5,482     27,699      81,678    169,593       242,066
   Selling, general and administrative:
   Non-cash stock option compensation
        expense/(credit).............      12,760      6,514      27,446     31,840       (74,412)
        Other selling, general and
           administrative............      12,176     34,171      84,434    162,275       165,135
     Impairment charges for long
        lived assets (a).............           -          -           -          -       106,456
   Depreciation and amortization.....       2,506      9,257      29,077     76,129       203,050
                                          --------- ----------  ---------  -----------  ----------
     Total operating expenses........      34,034     78,207     225,022    442,568       635,912
                                          --------- ----------  ---------  -----------  ----------
Loss from operations.................     (30,617)   (55,782)   (160,709)   (233,373)    (182,473)
Other expense (b)....................           -          -      (4,297)         -             -
Interest income......................         513      8,818       8,701     11,784         8,808
Interest expense (c).................      (2,582)   (29,789)    (69,411)  (136,393)     (190,495)
                                          --------- ----------  ---------  -----------  ----------
Net loss before extraordinary item and
  cumulative effect of change in
  accounting principle...............     (32,686)   (76,753)   (225,716)  (357,982)     (364,160)
Extraordinary item (d)...............           -          -           -          -       107,900
Cumulative effect of change in
   accounting principle (e) .........           -          -           -     (1,705)            -
                                          --------- ----------  ---------  -----------  ----------
Net loss.............................     (32,686)   (76,753)   (225,716)  (359,687)     (256,260)
(Dividends and accretion)/reversal of
   accretion on redeemable preferred
   stock ............................      (8,904)   (18,285)    (81,633)   (94,440)      116,643
                                          --------- ----------  ---------  -----------  ----------
Net loss applicable to common
   shareholders......................   $ (41,590) $ (95,038) $ (307,349) $ (454,127)  $  (139,617)
                                          ========= ==========  =========  ===========  ==========

Net loss per common share before
   extraordinary item and cumulative
   effect of change in accounting
   principle.........................   $  (64.93) $ (114.42) $  (360.88) $  (529.22)  $   (287.43)
Extraordinary item...................           -          -           -          -         125.30
Cumulative effect of change in
   accounting principle (e) .........           -          -           -        (1.99)           -
                                          --------- ----------  ---------  -----------  ----------
Net loss per common share............   $  (64.93) $ (114.42) $  (360.88) $   (531.21) $   (162.13)
                                          ========= ==========  =========  ===========  ==========




                                                         YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                           1997       1998       1999        2000         2001
                                        ---------- ---------- ---------- ----------- ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        ========== ========== ========== =========== ============

Proforma amounts assuming the change
   in accounting principle was
   applied retroactively:
Net loss applicable to common
   shareholders......................   $ (41,746) $ (95,424) $ (309,054) $ (452,422)  $       N/A
                                          ========= ==========  =========  ===========  ==========
Net loss per common share............   $  (65.17) $ (114.88) $  (362.88) $  (529.22)  $       N/A
                                          ========= ==========  =========  ===========  ==========

Weighted average number of common
   shares outstanding................         641        831         852        855           861
                                          ========= ==========  =========  ===========  ==========

OTHER FINANCIAL DATA:
Capital expenditures (f).............   $  61,146  $ 161,803  $  440,733  $ 457,651    $  351,199
Adjusted EBITDA (g)..................     (14,241)   (39,445)   (101,799)  (122,673)       46,238
EBITDA (g)...........................     (28,111)   (46,525)   (135,929)  (157,244)       20,577


                                                            AS OF DECEMBER 31,
                                        ----------------------------------------------------------
                                           1997        1998       1999        2000        2001
                                        ---------- ---------- ---------- ----------- ------------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents............   $  15,553  $  21,181   $  85,966  $  109,977  $    96,228
Working capital......................       3,672     (1,391)    (57,007)    (60,307)     (43,873)
Networks, property and equipment, net      71,371    224,890     639,324    1,021,684   1,032,625
Total assets.........................      95,943    311,310     886,040    1,331,275   1,333,772
Long-term notes payable..............      61,277     41,414     235,000     728,173    1,138,675
Other long-term debt.................          -     267,811     576,137     615,181      516,994
Redeemable preferred stock...........      35,925     52,033     203,790     472,765      340,727
Redeemable common stock and warrants.      11,726     22,979      46,680      62,380       44,001
Total nonredeemable equity/(deficiency)   (26,673)  (104,353)   (384,413)   (819,471)   (1,036,249)


----------------------

(a) We recorded an impairment charge of $106.5 million during the year ended December 31, 2001, $98.6 million of which was based upon projected cash flows after giving effect to revenue and cost reductions expected to result from our first quarter 2002 restructuring of the Tier III Markets business and $7.9 million of which was attributable to the termination of a small Nationwide Data Platform business contract.
(b) During the second quarter of 1999, we recorded a $4.3 million charge to other expense in connection with an unfavorable arbitration award. The net amount due under the terms of the award was paid in full in June 1999.
(c) Excludes capitalized interest of (i) $854,000 for 1997, (ii) $5.1 million for 1998, (iii) $6.6 million for 1999 (iv) $10.4 million for 2000 and (v) $1.3 million for 2001. During the construction of our networks, the interest costs related to construction expenditures are capitalized.
(d) During 2001, we repurchased an aggregate maturity value of approximately $179.5 million of our senior discount notes and recognized a net gain of $107.9 million on the repurchases.
(e) In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Through December 31, 1999, we recognized installation revenue upon completion of the installation. Effective January 1, 2000, in accordance with the provisions of SAB 101, we are recognizing installation revenue over the average contract period. The cumulative effect of this change in accounting principle resulted in a charge of approximately $1.7 million which was recorded in the quarter ended March 31, 2000. For the year ended December 31, 2000, the net effect of adopting this change in accounting principle was a deferral of the recognition of $3.0 million of revenue, which increased net loss for the year by $3.56 per share. Revenue for the year ended December 31, 2000 includes $1.7 million of revenues that, prior to the accounting change, had been recognized through December 31, 1999.
(f) The figure for 1997 includes $2.0 million related to the acquisition of a network.

(g) Adjusted EBITDA consists of earnings/(loss) before net interest, income taxes, depreciation and amortization charges, stock option compensation expense (a non-cash charge), other expense, impairment on long lived assets and cumulative effect of change in accounting principle. EBITDA consists of earnings/(loss) before all of the foregoing items except stock option compensation expense, impairment on long lived assets and other expense. These items are provided because they are measures commonly used in the telecommunications industry. They are presented to enhance an understanding of our operating results and they are not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. Adjusted EBITDA and EBITDA are not calculated under generally accepted accounting principles and are not necessarily comparable to similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT. OUR PERIOD-TO-PERIOD COMPARISONS OF FINANCIAL DATA ARE NOT NECESSARILY INDICATIVE, AND YOU SHOULD NOT RELY UPON THEM AS AN INDICATOR, OF OUR FUTURE PERFORMANCE. THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS. SEE "-- CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE RESULTS."

OVERVIEW

        We are a fiber-based integrated communications provider offering data, voice and Internet infrastructure services. We offer these services to businesses, governments and institutional end-users, Internet service providers, long distance carriers and wireless service providers. Our business has two distinct components: serving communications-intensive customers in Tier III markets, and providing data services on a nationwide basis.

        We currently provide a full suite of broadband communications services in 35 Tier III markets, which we define as markets with a population between 100,000 and 750,000. We own and operate robust fiber-based networks and Class 5 switching equipment in all of our Tier III markets, which are predominantly located in the South, Southeast, Midwest and Mid-Atlantic United States.

        In February 2002, we sold our fiber-optic networks and related assets in two of our Tier III markets for a net gain of approximately $4.9 million. As permitted by the terms of Amendment No. 10, dated as of May 6, 2002, to our Amended Senior Secured Credit Facility, we intend to use these net proceeds for working capital and to fund operations.

        We had deficits in working capital and nonredeemable equity of $43.9 million and $1.0 billion, respectively, at December 31, 2001. In an effort to preserve liquidity, we began to implement a significant further restructuring of our Tier III Markets business in the first quarter of 2002. This restructuring is intended to centralize many of the general and administrative activities that were previously performed in each city to fewer locations, to reorganize our sales force, to reduce the number of other operating personnel and to significantly reduce our Tier III Markets business capital expenditures. We expect that this restructuring will result in a headcount reduction of approximately 41% of our Tier III Markets business workforce and the elimination or sublease of underutilized facilities. Although we expect that this restructuring will result in a reduction in revenue growth as the result of lower capital expenditures, we also believe that, through significant expected cost savings, adjusted EBITDA (which consists of earnings/(loss) before net interest, income taxes, depreciation and amortization, non-cash stock compensation expense, other expense, impairment on long lived assets and cumulative effect of change in accounting principle) from our Tier III markets will increase. We anticipate that we will begin to realize the cost saving effects of this plan in the second quarter of 2002.

        We also provide nationwide data services under long-term fixed price contracts, principally to one major carrier customer. Under these contracts, we provide local Internet access infrastructure and other enhanced data services. Currently, we have contracts representing approximately $280 million in annualized revenues in approximately 820 markets. As discussed in Notes 5 and 9 of the Notes to Consolidated Financial Statements, approximately 75% of these annualized revenues will be used to fund the debt service payments on the equipment used to provide these services. We are deploying technology platforms from Cisco, Nortel and Telica, which we believe will result in a cost-effective and technologically superior solution for our customers.

        We record impairment losses on long-lived assets used in operations or expected to be disposed of when impairment indicators are present such that the undiscounted cash flows expected to be derived from those assets are less than the carrying amounts of those assets. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based upon our projected cash flows for our Tier III Markets business, after giving effect to revenue and cost reductions expected to result from the first quarter 2002 restructuring, we determined that certain of our Tier III networks (principally comprised of fiber optic systems and related telecommunications equipment) were impaired. As a result, we recorded a $98.6 million impairment charge in fiscal 2001 for our impaired Tier III networks. We also recorded an additional $7.9 million impairment charge to reduce the carrying value of equipment used in our Nationwide Data Platform business.

        TIER III MARKETS. We have installed fiber-based SONET, or self-healing synchronous optical networks, using a Class 5 switch, in all of our 35 markets. Our fiber optic networks are initially designed and built to reach approximately 80% of the business access lines in each of our markets, typically requiring a local fiber loop of about 30 to 40 miles.

        As our switches have become operational, our operating margins have improved. Our operating margins have also improved due to increased on-network revenues relative to resale revenues. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated line. Resale revenues are generated when traffic is carried completely on the incumbent local exchange carriers' facilities. On-network revenues have increased from approximately 69% of our revenues for the year ended December 31, 1999 to approximately 98% of our revenues for the year ended December 31, 2001.

        NATIONWIDE DATA PLATFORM. We currently provide Internet access infrastructure using remote access servers manufactured by Cisco, Nortel and Telica, which we deployed in our 67 supernodes, including 32 in our existing Tier III markets. Supernodes are concentration points for high-speed connectivity to the Internet.

        Under the terms of our existing long-term fixed price contracts, we provide the routing and ancillary equipment for each supernode, as well as data transport service from the incumbent local exchange carrier to our supernode location. Our customers pay us a fixed price per port and compensate us for certain expenses, including space, power and transport, that we may incur above an agreed level. This structure provides highly predictable revenues and costs over the life of each contract, the remaining terms of which currently range from 11 to 54 months. These contracts began generating revenues during the third quarter of 2000. Revenues continued to increase as the contracts were phased in through the second half of 2001. These contracts started providing positive margins beginning with the commencement of revenues in the third quarter of 2000.

        We purchased approximately $134.4 million of equipment (the "KMC Funding V Equipment") relating to these contracts during the first quarter of 2000. We sold this equipment to General Electric Credit Corporation and CIT Lending Services Corporation, and leased it back from them, during the second quarter of 2000. We purchased an additional $168.6 million of equipment (the "KMC Funding Equipment") relating to these contracts during the second quarter of 2000 and signed an agreement in November 2000 with Dresdner Kleinwort Capital North American Leasing, Inc. to finance this equipment by means of a 48 month term loan. In March 2001, we entered into two financing transactions (the "KMC Funding V Monetization" and the "KMC Funding Monetization," respectively) and repaid the remaining balance on this term loan and exercised our purchase option on the KMC Funding V Equipment under the operating lease. See "-- Liquidity and Capital Resources" below for a detailed description of these transactions.

        In March 2001, we entered into an agreement pursuant to which we agreed to purchase, install and maintain, throughout the United States, approximately $65.0 million of Voice over Internet Protocol equipment, principally to handle Voice over Internet Protocol traffic on behalf of a major carrier customer (the "KMC Funding VIII Equipment"). The related services agreement commenced in July 2001 and expires 48 months later. We have recognized the full monthly revenue commencing July 2001, in accordance with the installation and acceptance provisions specified in the service agreement. In August 2001, we entered into a financing transaction (the "KMC Funding VIII Financing") to finance the cost of the KMC Funding VIII Equipment. See "-- Liquidity and Capital Resources" below for a detailed description of these transactions.

        In June 2001, we entered into an agreement pursuant to which we agreed to purchase, install and maintain, throughout the United States, approximately $83.0 million of Internet protocol routers, switches and other equipment, principally to handle high speed Internet traffic on behalf of a major carrier customer (the "KMC Funding IX Equipment"). The services agreement commenced in July 2001 and expires 63 months later. In December 2001, we entered into a financing transaction (the "KMC Funding IX Monetization") to finance the cost of the KMC Funding IX Equipment. See "-- Liquidity and Capital Resources" below for a detailed description of these transactions.

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

        RECIPROCAL COMPENSATION. We recognized reciprocal compensation revenue of approximately $9.7 million, $18.2 million and $16.7 million, or 15%, 9% and 4% of our total revenue, for the years ended December 31, 1999, 2000 and 2001, respectively. In May 2000, we reached a resolution of our claims for payment of certain reciprocal compensation charges, previously disputed by BellSouth Corporation. Under the agreement, BellSouth made a one-time payment that resolved all amounts billed through March 31, 2000. In addition, we agreed with BellSouth on future rates for reciprocal compensation, setting new contractual terms for payment. Our prior agreement with BellSouth provided for a rate of $.009 per minute of use for reciprocal compensation. Under the terms of the new agreement, the rates for reciprocal compensation which apply to all local traffic, including ISP-bound traffic, will decrease over time. The reduction will be phased in over a three-year period beginning with a rate of $.002 per minute of use until March 31, 2001, $.00175 per minute of use from April 1, 2001 through March 31, 2002 and $.0015 per minute of use from April 1, 2002 through March 31, 2003.

        During the third quarter of 2001, we reached an agreement with SBC Telecommunications, Inc. ("SBC") with respect to our dispute regarding payment of past due reciprocal compensation. We agreed to a cash settlement of the disputed reciprocal compensation balance owed to us by SBC for usage on or before May 31, 2001. A related agreement resolved our entitlement, and the rates to be applied, to future reciprocal compensation from SBC through May of 2004.

        On May 8, 2002, we executed a settlement agreement with Sprint covering the states of Florida, North Carolina, Minnesota, Nevada, and Tennessee. Under the agreement, Sprint will make a one-time payment to us to resolve all claims for reciprocal compensation arising prior to execution of the agreement. We agreed to move for dismissal of our pending complaints for payment of past due reciprocal compensation in North Carolina and Florida, and the parties agreed to form a negotiation team charged with creating new interconnection agreements which address reciprocal compensation for the states in which both we and Sprint operate.

        We are currently arbitrating or pursuing resolution of this issue with other incumbent local exchange carriers. Our goal is to reach mutually acceptable terms for both outstanding and future reciprocal compensation amounts for all traffic. However, we can give no assurance that we will be successful in recovering all outstanding amounts or in reaching new agreements with these carriers on favorable terms.

        As of December 31, 2001, we have reserves which we believe are sufficient to cover any amounts which may not be collected, but we cannot assure you that this will be the case. Our management will continue to consider the circumstances surrounding this dispute periodically in determining whether additional reserves against unpaid balances are warranted.

        On April 27, 2001, the Federal Communications Commission released an order addressing reciprocal compensation for ISP-bound traffic. The Federal Communications Commission established a three year phase-down of compensation for ISP-bound traffic for incumbent local exchange carriers that opt into the Federal Communications Commission's plan. A rebuttable 3:1 ratio of terminating to originating minutes was adopted as a proxy for identifying ISP-bound traffic. State reciprocal compensation rates will apply to traffic exchanged within the ratio. The rate cap on compensation for traffic above the ratio was set at $0.0015 per minute of use for the first six months following the effective date of the Federal Communications Commission's order, $0.0010 per minute of use for the next eighteen months, and $0.0007 per minute of use through the thirty-sixth month or until the Federal Communications Commission adopts a new mechanism, whichever is later. In addition, a ten percent growth cap (applied on a per interconnection agreement basis) applies to ISP-bound traffic eligible for compensation. The order preserves the compensation mechanisms contained in existing interconnection agreements, but permits the incumbent local exchange carriers to invoke change-in-law provisions that may be contained in those agreements. Numerous competitive local exchange carriers, including us, petitioned for review of the Federal Communications Commission's decision. In a decision released on May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit rejected the legal basis upon which the Federal Communications Commission predicated its rules, and it remanded the proceeding to the Federal Communication Commission for further deliberations. In doing so, the Court left the rules in place pending further order of the Federal Communications Commission. We are unable to predict the outcome of this remand proceeding.

        OPERATING EXPENSES. Our principal operating expenses consist of network operating costs, nationwide data platform operating expenses, selling, general and administrative expenses, stock option compensation expense/(credit), depreciation and amortization and impairment charges. Network operating costs include charges from termination and unbundled network element charges; charges from incumbent local exchange carriers for resale services; charges from long distance carriers for resale of long distance services; salaries and benefits associated with network operations, billing and information services and customer care personnel; franchise fees and other costs. Network operating costs also include a percentage of both our intrastate and interstate revenues which we pay as universal service fund charges. Nationwide data platform operating expenses include space, power, transport, maintenance, staffing, sales, and general and administrative expenses. Certain of these costs are passed through to the carrier customer which allows us to limit our maintenance and servicing costs to predetermined levels, and to receive additional revenues for any costs incurred in excess of such predetermined levels. Selling, general and administrative expenses consist of sales personnel and support costs, corporate and finance personnel and support costs and legal and accounting expenses. Depreciation and amortization includes charges related to networks, property and equipment and amortization of intangible assets, including franchise acquisition costs.

        INTEREST EXPENSE. Interest expense includes interest charges on our Senior Notes, Senior Discount Notes, our Amended Senior Secured Credit Facility and our Internet infrastructure equipment financings. Interest expense also includes amortization of deferred financing costs.

        EXTRAORDINARY ITEM -- NOTE REPURCHASES. During 2001, we used $19.2 million of the cash proceeds from the KMC Funding Monetization and the KMC Funding V Monetization to purchase a portion of our Senior Discount Notes resulting in a net gain of $107.9 million. During 2002, we used $12.6 million of unrestricted cash to purchase additional Senior Discount Notes and Senior Notes which is expected to result in a net gain of approximately $180.0 million. See "- Liquidity and Capital Resources" for further information regarding these note repurchases.

RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

        REVENUE. Revenue increased 117% from $209.2 million for the year ended December 31, 2000 to $453.4 million for the year ended December 31, 2001. This increase was principally attributable to the fact that our Nationwide Data Platform business generated substantially greater revenues in 2001 than in 2000 due to a full year of revenue recognition on our two largest data contracts in 2001 as compared to a partial year in 2000, as well as to the addition of two new Nationwide Data Platform business contracts in 2001. The increase is also partially due to increased sales in our Tier III Markets business in 2001 compared to 2000.

        On-network local switched services, long distance services, Centrex-type services, private line services, special access services and Internet access infrastructure revenues ("On-network revenues") represented 98% of total revenue in 2001 as compared to 95% of total revenue in 2000; while revenue derived from the resale of switched services ("Resale revenue") represented 2% and 5% of total revenue, respectively, in those periods. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated circuit. In addition, we recognized reciprocal compensation revenue of $16.7 million, or 4% of our total revenues, in 2001 as compared to $18.2 million, or 9% of our total revenues, in 2000.

        NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense/(credit), increased 43% from $169.6 million in 2000 to $242.1 million in 2001. This increase of approximately $72.5 million was primarily attributable to the fact that our data services business generated significant direct costs during 2001, but generated limited direct costs during 2000 when that business was in its early stages, as well as, to a lesser extent, increased direct costs in the Tier III Markets business as a result of increased sales in this segment during 2001 compared to during 2000. The detailed components of the network operating costs increase are $55.7 million in direct costs associated with providing on-network services, resale services and leasing unbundled network element services, $11.6 million in network support services, $5.5 million in personnel costs, $1.6 million in telecommunications costs and $1.1 million in facility costs; all of which were partially offset by a $3.0 million decrease in consulting and professional services costs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense/(credit), increased 2% from $162.3 million in 2000 to $165.1 million in 2001. This increase of approximately $2.8 million consisted of increases of: $9.5 million in consulting and professional services and $5.5 million in other general and administrative costs; all of which were partially offset by decreases of $7.4 million in personnel related costs, $2.0 million in travel and entertainment expenses, $1.8 million in telecommunications expenses and $1.0 million in facilities costs.

        STOCK COMPENSATION. Stock compensation, a non-cash item, decreased from an aggregate charge of $34.6 million in 2000 to an aggregate credit of $80.8 million in 2001. This decrease was due to a significant decrease in the estimated fair value of our common stock during 2001 compared to an increase in the fair value of such stock during 2000.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 167% from $76.1 million in 2000 to $203.1 million in 2001. This increase was due primarily to depreciation expense associated with the startup of our Nationwide Data Platform business during 2001 and the expansion of the networks in our Tier III Markets business.

        IMPAIRMENT OF LONG-LIVED ASSETS. We record impairment losses on long-lived assets used in operations or expected to be disposed of when impairment indicators are present such that the undiscounted cash flows expected to be derived from those assets are less than the carrying amounts of those assets. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based upon our projected cash flows for our Tier III Markets business, after giving effect to revenue and cost reductions expected to result from the first quarter 2002 restructuring, we determined that certain of our Tier III networks (principally comprised of fiber optic systems and related telecommunications equipment) were impaired. As a result, we recorded a $98.6 million impairment charge in fiscal 2001 for our impaired Tier III networks. We also recorded an additional $7.9 million impairment charge to reduce the carrying value of equipment used for our smallest Nationwide Data Platform contract. See Note 21 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report for a more detailed description of our Tier III Markets restructuring and the termination of this Nationwide Data Platform business contract.

        INTEREST INCOME. Interest income decreased from $11.8 million in 2000 to $8.8 million in 2001. This decrease was due primarily to smaller average cash, cash equivalents and restricted cash balances during 2001 as compared to during 2000, as well as the lower interest rates that prevailed during 2001.

        INTEREST EXPENSE. Interest expense increased from $136.4 million in 2000 to $190.5 million in 2001. Of this increase, $36.5 million was due to the financing of our Internet infrastructure equipment for our Nationwide Data Platform business, $10.1 million was attributable to unfavorable positions in our interest rate swap agreements and $3.1 million was due to higher borrowings under the Amended Senior Secured Credit Facility. In addition, we capitalized interest of $10.4 million related to network construction projects during 2000 versus $1.3 million of capitalized interest during 2001. These increases were partially offset by a reduction in interest expense of $3.1 million on our Senior Discount Notes as a result of the repurchase of a portion of those notes, as well as a $1.6 million reduction in interest expense resulting from the termination of a term loan to our subsidiary KMC Telecom IV, Inc. in late 2000.

        NET LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. For the reasons stated above, net loss before extraordinary item and cumulative effect of change in accounting principle increased from $358.0 million during 2000 to $364.2 million during 2001.

        YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        REVENUE. Revenue increased 225% from $64.3 million for 1999 to $209.2 million for 2000. This increase was attributable to the fact that our Tier III Markets business derived revenues from 37 markets during 2000 compared to 23 markets during most of 1999, as well to the fact that our Nationwide Data Platform business began to generate revenues for the first time in the third quarter of 2000. In addition, each of our Tier III markets that generated revenues during 1999 generated increased revenues during 2000.

        On-network revenues represented 95% of total revenue in 2000, compared to 69% of total revenue in 1999; while resale revenue represented 5% and 31% of total revenue, respectively, during those periods. On-network revenues include revenues derived from services provided through direct connections to our own networks, services provided by means of unbundled network elements leased from the incumbent local exchange carrier and services provided by dedicated line. In addition, we recognized reciprocal compensation revenue of approximately $18.2 million, or 9% of our total revenue, in 2000 as compared to $9.7 million, or 15% of total revenue, in 1999.

        NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense, increased 108% from $81.7 million for 1999 to $169.6 million for 2000. This increase of $87.9 million was due primarily to the increase in the number of markets in which we operated in 2000 as compared to 1999, combined with expenses related to the startup of our Nationwide Data Platform business in the third quarter of 2000. The components of this increase are $48.3 million in direct costs associated with our Tier III Markets and Nationwide Data Platform businesses which provide on-network services, including leasing unbundled network elements, and resale services, $18.0 million in personnel costs, $7.3 million in network support services, $5.4 million in consulting and professional services costs, $2.7 million in telecommunications costs and $6.2 million in other direct operating costs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense, increased 92% from $84.4 million for 1999 to $162.3 million in 2000. This increase of $77.9 million is due primarily to the increase in the number of markets in which we operated in 2000 as compared to 1999, as well as to the fact that our Nationwide Data Platform business commenced operations for the first time in the third quarter of 2000. The components of this increase are $38.0 million in personnel costs, $11.0 million in professional costs, $5.7 million in facility costs, $3.2 million in telecommunications costs and $2.4 million in travel related costs, as well as increases in other marketing and general and administrative costs aggregating approximately $17.6 million, including amounts related to our arrangement with KNT Network Technologies LLC ("KNT") (See Item 13 "Certain Relationships and Related Transactions").

        STOCK COMPENSATION. Stock option compensation expense, a non-cash charge, increased 16% in the aggregate from $29.8 million in 1999 to $34.6 million in 2000. This increase was due primarily to an increase in the estimated fair value of our common stock, as well as the grant of additional option awards during 2000.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 162% from $29.1 million for 1999 to $76.1 million for 2000. This increase was due primarily to depreciation expense associated with the greater number of networks in commercial operation during 2000.

        INTEREST INCOME. Interest income increased 36% from $8.7 million in 1999 to $11.8 million in 2000. The increase was due primarily to larger average cash, cash equivalent and restricted cash balances during 2000 as compared to 1999, as well as receiving interest at a higher average rate.

        INTEREST EXPENSE. Interest expense increased 97% from $69.4 million in 1999 to $136.4 million in 2000. Of this increase, $49.2 million was related to higher borrowings under the Amended Senior Secured Credit Facility, $15.1 million was attributable to the fact that $275 million of our Senior Notes, issued in May 1999, were outstanding throughout all of 2000, $4.9 million was due to accretion and amortization of financing costs on our Senior Discount Notes and $1.6 million was due to our Nationwide Data Platform business. The individual increases above were partially offset by a $3.8 million increase in capitalized interest related to network construction projects which increased from $6.6 million during 1999 to $10.4 million during 2000.

        NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. For the reasons stated above, net loss before cumulative effect of change in accounting principle increased from $225.7 million for 1999 to $358.0 million for 2000.

CRITICAL ACCOUNTING POLICIES

        Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that of our significant accounting policies (which are described in Note 2 to the Consolidated Financial Statements included in Item 8 of this Report), the following involve a higher degree of judgment and complexity, and are therefore considered critical.

        REVENUE RECOGNITION

        We recognize revenue in the period the service is provided, except for installation revenue which we record over the average contract period and certain contracts for which revenue is recognized in accordance with specified installation and acceptance provisions. We generally invoice customers one month in advance for recurring services resulting in deferred revenue. However, some services, such as reciprocal compensation, are not billed in advance resulting in unbilled revenue included in accounts receivable.

        ACCOUNTS RECEIVABLE

        A considerable amount of judgment is required in assessing the ultimate realization of our accounts receivable. We evaluate the collectibility of our accounts receivable based on a combination of factors. We recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. In circumstances where we are aware of a specific customer's or carrier's inability to meet its financial obligations to us, we record a specific allowance against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected. If the financial condition of our customers or carriers deteriorate or if economic conditions worsen, additional allowances may be required in the future. See the discussion in "-- Overview" above for additional information regarding our policy on reciprocal compensation.

        IMPAIRMENT OF LONG-LIVED ASSETS

        We record impairment losses on long-lived assets used in operations or expected to be disposed of when impairment indicators are present such that the undiscounted cash flows expected to be derived from those assets are less than the carrying amounts of those assets. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based upon our projected cash flows for our Tier III Markets business, after giving effect to revenue and cost reductions expected to result from the first quarter 2002 restructuring, we determined that certain of our Tier III networks (principally comprised of fiber optic systems and related telecommunications equipment) were impaired.

        Accordingly, we used an independent appraiser to determine the estimated fair market value of each of our Tier III networks, and for those whose undiscounted cash flows indicated an impairment, reduced the carrying value of such assets to their estimated fair value. In developing their fair value estimates, the independent appraisers considered (a) publicly available information, (b) financial projections of each network based on management's best estimates, (c) the future prospects of each network as discussed with senior operating and financial management, (d) market prices, capitalization, trading multiples and other publicly available information of comparable public companies and (e) other information deemed relevant. In reviewing these valuations and considering the need to record a charge for impairment, we also evaluated solicited and unsolicited offers for certain of our networks, including the two that were sold in February 2002.

        OTHER MATTERS

        We do not have any off balance sheet financial arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("Statement 144"), which supersedes both FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("Statement 121") and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS -- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). We are required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending March 31, 2002. Our management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

CERTAIN RELATED PARTY TRANSACTIONS

        Pursuant to an arrangement between us and KNT, a company independently owned by Harold N. Kamine and Nassau Capital, two of our principal stockholders, in June 2000, we transferred substantially all of the employees of our construction division to KNT. KNT was initially funded via a contribution of equity from Mr. Kamine and Nassau Capital to pursue third party networks construction and related contracts. KNT provided construction and maintenance services to us and was being reimbursed for all of the direct costs of these activities. In addition, we funded substantially all of KNT's general overhead and administrative costs at an amount not to exceed $15.0 million per annum.

        Amounts paid to KNT during the year ended December 31, 2001 related to this arrangement amounted to $35.2 million, of which $16.6 million was for network related construction and was capitalized into networks and equipment, $10.0 million was expensed as general and administrative costs and $8.6 million was expensed as direct maintenance costs. Amounts paid to KNT during fiscal 2000 related to this arrangement amounted to $20.0 million, of which $8.7 million was for network related construction and was capitalized into networks and equipment and the balance was charged to expense. In March 2002, we entered into a termination agreement with KNT to terminate this arrangement. During the first quarter of 2002, substantially all of KNT's employees were either terminated or transferred back to us, and the activities of KNT substantially ceased. See Item 13 "Certain Relationships and Related Transactions."

STOCK COMPENSATION PLAN

        Some of the provisions in the stock option awards granted under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates will necessitate that the awards be treated as variable stock compensation awards pursuant to Accounting Principles Board Opinion No. 25. Accordingly, compensation expense will be charged or credited periodically through the date of exercise or cancellation of such stock options, based on changes in the value of our stock as well as the vesting schedule of such options. These compensation charges or credits are non-cash in nature, but could have a material effect on our future reported net income/(loss).

LIQUIDITY AND CAPITAL RESOURCES

        We have incurred significant operating and net losses as a result of the development and operation of our networks. We expect that such losses will continue as we service our debt, expand our networks and build our customer base. As a result, we do not expect there to be any cash provided by operations in the near future. We have financed our operating losses and capital expenditures with equity invested by our founders, preferred stock placements, credit facility borrowings, equipment loans, operating leases, monetizations of future contract revenues and our Senior Discount Notes and Senior Notes.

        We had deficits in working capital and nonredeemable equity of $43.9 million and $1.0 billion, respectively, at December 31, 2001. In an effort to preserve liquidity, we began to implement a significant further restructuring of our Tier III Markets business in the first quarter of 2002. This restructuring is intended to centralize many of the general and administrative activities that were previously performed in each city to fewer locations, to reorganize our sales force, to reduce the number of other operating personnel and to significantly reduce our Tier III Markets business capital expenditures. We expect that this restructuring will result in a headcount reduction of approximately 41% of our Tier III Markets business workforce and the elimination or sublease of underutilized facilities. Although we expect that this restructuring will result in a reduction in revenue growth as the result of lower capital expenditures, we also believe that, through significant cost savings, adjusted EBITDA from our Tier III markets will increase. We anticipate that we will begin to see the cost saving effects of this plan in the second quarter of 2002 (see Note 21, "Subsequent Events -- TIER III MARKETS RESTRUCTURING," of the Notes to Consolidated Financial Statements).

        In May 2002, we further amended the Amended Senior Secured Credit Facility (the "May 2002 Amendment"). The aggregate amount of the facility remains at $700.0 million. As of the effective date of the May 2002 Amendment, approximately $37.9 million of the facility is unused, $35.1 million of which is available for the purchase of telecommunications equipment and working capital and $2.8 million of which is available for letter of credit obligations. In connection with the May 2002 Amendment, the lenders also waived failures by the borrowers to comply with certain covenants and amended certain financial covenants to make them less restrictive. In addition, certain lenders have agreed to defer payment of at least $26.0 million of the principal payment otherwise due April 1, 2003 to June 30, 2003 in exchange for $43.0 million maturity value of the Senior Discount Notes purchased by us and 15% of any additional Notes purchased by us and our subsidiaries. The May 2002 Amendment also provides access to the proceeds of the sale in February 2002 of two Tier III markets. We anticipate that on a longer term basis, it will be necessary for us to discuss with our senior lenders a further extension of both the principal and interest repayment terms to a level achievable by us or to reduce the overall level of debt through either a recapitalization, future sales of assets or a combination thereof. For a more detailed discussion of the Amended Senior Secured Credit Facility, see Note 5, "Long-Term Debt," of the Notes to Consolidated Financial Statements.

        Our Nationwide Data Platform business is concentrated, with Qwest comprising approximately 98% of the DS-0 equivalents under contract for this business segment and 60% of our total company revenue for the year end December 31, 2001. Furthermore, we are wholly dependent upon payment of monthly fees under the agreements with this customer to fund the monthly debt service payments on the debt incurred to finance the related equipment, as discussed below. In recent months, Qwest has reported that continuing weakness in both the telecommunications industry and the economy in its local service area has negatively impacted its operating results and liquidity. In addition, Qwest has reported that it is under review by regulatory authorities and others concerning certain of its accounting policies and financial reporting practices. Any failure by this customer to make the contracted payments would have a material adverse effect upon us and our operations.

        In March 2001, we entered into the KMC Funding Monetization (see Note 5, "Long-Term Debt -- KMC FUNDING MONETIZATION," of the Notes to Consolidated Financial Statements) that resulted in us receiving unrestricted gross proceeds of $325.0 million from a secured loan. The KMC Funding Monetization is secured by the future cash flows from our Nationwide Data Platform business contract that was entered into in June 2000. The KMC Funding Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. We retain the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). We realized net proceeds of approximately $145.5 million for working capital purposes after using a portion of the gross proceeds to repay the 48 month term loan which we obtained pursuant to our November 2000 agreement with Dresdner Kleinwort Capital North American Leasing, Inc. to finance our acquisition of the KMC Funding Equipment, as well as to pay any financing fees and expenses related to the monetization.

In March 2001, we entered into the KMC Funding V Monetization (see Note 5, "Long-Term Debt -- KMC FUNDING V MONETIZATION," of the Notes to Consolidated Financial Statements) that resulted in us receiving unrestricted gross proceeds of $225.4 million from a secured loan. The KMC Funding V Monetization is secured by the future cash flows from our Nationwide Data Platform business contract that was entered into in March 2000. The KMC Funding V Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. We retain the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). We realized net proceeds of approximately $125.5 million for working capital purposes after using a portion of the gross proceeds to exercise our purchase option with respect to the KMC Funding V Equipment which we were leasing from General Electric Capital Corporation and CIT Lending Services Corporation under an operating lease, as well as to pay any financing fees and expenses related to the monetization.

        In August 2001, we entered into the KMC Funding VIII Financing (see Note 5, "Long-Term Debt -- KMC FUNDING VIII FINANCING," of the Notes to Consolidated Financial Statements) that resulted in us receiving unrestricted gross proceeds of $73.4 million from a secured loan. The KMC Funding VIII Financing is secured by the future cash flows from our VOIP MGS contract that was entered into in March 2001. The KMC Funding VIII Financing requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. We retain the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). We realized net proceeds of approximately $1.0 million after using the gross proceeds to finance our acquisition of the KMC Funding VIII Equipment, as well as to pay any financing fees and expenses related to the financing.

        In December 2001, we entered into the KMC Funding IX Monetization (see
Note 5, "Long-Term Debt -- KMC FUNDING IX MONETIZATION," of the Notes to Consolidated Financial Statements) that resulted in us receiving unrestricted gross proceeds of $114.0 million from a secured loan. The KMC Funding IX Monetization is secured by the future cash flows from our Port Access MGS contract that was entered into in June 2001. The KMC Funding IX Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. We retain the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). We realized net proceeds of approximately $19.6 million for working capital purposes after using the gross proceeds to finance our acquisition of the KMC Funding IX Equipment, as well as to pay any financing fees and expenses related to the financing.

        In February 2002, we signed a Nationwide Data Platform contract with a new carrier customer that is expected to generate approximately $24.0 million of revenues during 2002 and annual revenues ranging from $36.0 million to $40.0 million for 2003 through 2005.

        In February 2002, we sold our fiber-optic networks and related assets in two of our Tier III markets for a net gain of approximately $4.9 million. As permitted by the terms of the May 2002 Amendment, we intend to use these net proceeds for working capital and to fund operations.

        In March 2002, we terminated our data services contract with Broadwing on mutually acceptable terms. This contract generated revenues of approximately $12.3 million in 2001. We recorded a non-cash impairment charge of $7.9 million in 2001 to reduce the carrying value of the equipment used to service this customer. This was our smallest Nationwide Data Platform contract.

        As of April 30, 2002, we had $654.9 million of indebtedness outstanding under the Amended Senior Secured Credit Facility and an aggregate of $583.8 million of indebtedness outstanding under the combined KMC Funding V Monetization, KMC Funding Monetization, KMC Funding VIII Financing and KMC Funding IX Monetization. The undrawn portion of our $700.0 million Amended Senior Secured Credit Facility as of December 31, 2001 was $45.1 million. However, $10.0 million is reserved for letter of credit obligations. The remaining availability may be used for telecommunications products or other corporate purposes. The KMC Funding V Monetization, KMC Funding Monetization, KMC Funding VIII Financing and KMC Funding IX Monetization were all fully drawn at that date.

        Net cash provided by financing activities from borrowings was $544.6 million and our net cash used in operating and investing activities was $558.3 million for the year ended December 31, 2001.

        We made capital expenditures of $440.7 million in 1999, $457.7 million in 2000 and $351.2 million in 2001. Of the total capital expenditures for 2000 and 2001, $280.7 million and $45.2 million, respectively, related to our Tier III Markets business segment and $177.0 million and $306.0 million, respectively, related to our Nationwide Data Platform business segment. We did not have a Nationwide Data Platform business segment in 1999. As of March 31, 2002, we had outstanding purchase commitments aggregating approximately $13.8 million related to the purchase of fiber optic cable and telecommunications equipment under our agreements with certain suppliers and service providers. We currently anticipate capital expenditures to be approximately $25.0 million for the Tier III Markets business for 2002. It is our intention that capital expenditures for the Nationwide Data Platform business will be financed separately and therefore will not affect our current liquidity position. The majority of the Tier III Market expenditures are expected to be made for network expansion to facilitate the offering of our services. We expect to continue to incur operating losses while we expand our business and build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

        We believe that our existing cash balances, marketable securities, borrowings reasonably anticipated to be available under the Amended Senior Secured Credit Facility and anticipated funds from operations will be sufficient to meet our liquidity needs to fund operations and capital expenditure requirements under our current business plan into the second quarter of 2003. Our ability to remain liquid into the second quarter of 2003 is predicated upon
(i) continued access to available borrowings and cash generated from the February 2002 sales of two of our Tier III Markets, (ii) increased sales in our Tier III Markets business, combined with the successful implementation of the cost controls and gross margin improvements that are a part of the restructuring of our Tier III Markets business discussed above, (iii) our ability to secure additional multi-year contracts with a variety of wholesale, data and carrier customers for our Nationwide Data Platform business, which we are currently pursuing with a number of potential customers and (iv) our ability to finance new data services contracts or extensions of existing data services contracts which we may be able to obtain. We can give no assurance that we will be able to achieve any of the predicates listed above.

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

        During 2001, we used $19.2 million of the cash proceeds from the KMC Funding Monetization and the KMC Funding V Monetization to purchase approximately 39% of the original issuance of our Senior Discount Notes resulting in a net gain of $107.9 million. During the first quarter of 2002, we used $4.2 million of cash to purchase $98.9 million maturity value of Senior Discount Notes. After giving effect to the transfer of $43.0 million maturity value to certain lenders under the Amended Senior Secured Credit Facility, as described below, we recognized a net gain of approximately $44.0 million. In addition, we used $4.8 million to acquire options from Dresdner Kleinwort Capital to repurchase Senior Notes with a maturity value of $78.6 million. We expect to exercise our option to repurchase the Senior Notes in the second quarter of 2002 for a nominal fee. Any gain on the Senior Notes would be recorded at the time the option is exercised. We have until late-May to exercise these options.

        In connection with the May 2002 Amendment, we agreed to transfer $43.0 million of Senior Discount Notes held by us and 15% of any additional notes purchased by us to those lenders who agree to defer to June 30, 2003, the payment of principal scheduled to occur April 1, 2003. During the second quarter of 2002, we used $5.4 million to repurchase Senior Notes with a maturity value of $67.2 million, of which $10.1 million will be transferred to the deferring lenders.

        The repurchased notes and options are held by one of our subsidiaries and have been pledged as additional collateral to, and may be voted by, the lenders under the Amended Senior Secured Credit Facility. The pledge does not constitute a reissuance of the pledged notes and does not obligate us to make any of the scheduled payments of principal or interest on the pledged notes. However, if there is a default under the Amended Senior Secured Credit Facility and the lenders have either (i) accelerated the amounts due under the Amended Senior Secured Credit Facility or (ii) exercised their rights under the pledge agreement, then any principal or interest payments thereafter due under the pledged notes would be payable to the lenders in accordance with the terms of the pledged notes, to be applied against our obligations under the Amended Senior Secured Credit Facility. In accordance with an agreement with the lenders, we have a limited amount of cash available to repurchase additional notes. As of May 15, 2002, we and our affiliates own approximately 64% and 81% of the original issuances of the Senior Discount Notes and Senior Notes, respectively.

         We are aware that our outstanding Senior Discount Notes and our Senior Notes are continuing to trade at substantial discounts to their accreted value and face amounts, respectively. In order to reduce future cash interest payments, as well as future amounts due at maturity, we or our affiliates intend, from time to time, consistent with our agreement with the lenders under the Amended Senior Secured Credit Facility, to purchase additional such securities for cash, exchange them for common stock under the exemption provided by Section 3(a)(9) of the Securities Act of 1933, or acquire such securities for a combination of cash and common stock, in each case in open market purchases or negotiated private transactions with institutional holders. We will evaluate any such transactions in light of then existing market conditions, taking into account our present liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material and may have a negative, short-term impact on our liquidity. Nevertheless, we expect that these repurchases will have a positive impact on our future long-term liquidity position due to the resulting material reduction in funded indebtedness. As a result, we believe that the repurchase of Senior Discount Notes and/or Senior Notes at a substantial discount is an appropriate use for a limited portion of our current liquidity.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

                                          PAYMENTS DUE BY PERIOD
                           ---------- ----------- ---------- ----------- -------
                                      Less than                          After 4
                             Total      1 year    1-2 years  3-4 years     years
                           ---------- ----------- ---------- ----------- -------
Operating Leases           $51,920    $  8,699    $15,227       $9,720   $18,274
Standby letters of credit    7,625       7,625          -            -         -
                           ---------- ----------- ---------- ----------- -------
                           $59,545     $16,324    $15,227       $9,720   $18,274
                           ========== =========== ========== =========== =======

CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE RESULTS

     WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, SIGNIFICANT DEBT SERVICE REQUIREMENTS AND REFINANCING RISKS

        As of March 31, 2002, we had approximately $1.8 billion of indebtedness outstanding. In addition, until February 15, 2003, our Senior Discount Notes accrete in value instead of paying cash interest. At March 31, 2002, the carrying value of the notes was $158.0 million, which will accrete to a principal amount of $182.4 million as of February 15, 2003. Beginning in August 2003, we will be required to make semi-annual cash interest payments on these notes. Furthermore, beginning in November 2002, we will need to fund the semi-annual cash interest payments on our Senior Notes out of our working capital. Our substantial indebtedness could have important consequences. For example, it could:

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

        Under our Amended Senior Secured Credit Facility, certain of our subsidiaries are required to meet a number of financial tests at the end of each quarter. Failure to comply with these tests could limit their ability to make further borrowings, or could result in a default under our Amended Senior Secured Credit Facility, allowing the lenders to accelerate the maturity of the loans made thereunder. Our subsidiaries will not be able to comply with certain of the third quarter 2003 covenants as they currently exist.

        If we fail to meet our obligations under the documents governing our indebtedness there could be a default on our indebtedness which would permit the holders of substantially all of our indebtedness to accelerate the maturity thereof.

        In connection with the build-out of our networks and expansion of our services, our earnings were insufficient to cover fixed charges for 1999, 2000 and 2001. For the year ended December 31, 2001, our earnings were insufficient to cover fixed charges by $257.6 million. If we are unable to improve our earnings before fixed charges, we will not be able to meet our debt service obligations.

    WE HAVE INCURRED SIGNIFICANT NEGATIVE CASH FLOW FROM OPERATIONS

        In connection with the expansion of our networks, we have incurred and expect to continue to incur significant negative cash flow from operations. Our negative cash flow from operations has increased in each of the last five years. We expect that our operating losses and cash used by operations will continue to increase until such time as we build a sufficient customer base to offset our operating expenses.

        For the year ended December 31, 2001, we had revenues of $453.4 million and negative cash flow from operations of $185.1 million.

        We might not achieve or sustain profitability or at any time have sufficient resources to meet our capital expenditure and working capital requirements. We will need to significantly increase our revenues and cash flows to meet our debt service obligations.

    WE MAY REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL

        We may require substantial additional cash from outside sources in order to fund our substantial net losses and our substantial cash requirements, which we expect will continue into the foreseeable future. We currently anticipate that our capital expenditures for 2002 will be approximately $25.0 million for the Tier III Markets business. It is our intention that capital expenditures for the Nationwide Data Platform business will be financed separately and therefore will not affect our current liquidity position.

        Additional sources of financing may include:

          o    public or private equity or debt financings,

          o    capitalized leases, and

          o    other financing arrangements.

        Additional financing may not be available to us on acceptable terms, within the limitations contained in the documents relating to our indebtedness, or at all. Failure to obtain such additional financing could result in the delay or abandonment of some or all of our development plans and expenditures.

     BECAUSE WE ARE A HOLDING COMPANY, WE WILL BE RELIANT ON FUNDS FROM OUR SUBSIDIARIES TO REPAY OUR INDEBTEDNESS AND OUR SUBSIDIARIES' CREDITORS MAY HAVE PRIORITY ON THOSE FUNDS

        We are a holding company whose sole material asset is the equity of our subsidiaries. In connection with the Amended Senior Secured Credit Facility, we have pledged all of the equity of our operating subsidiaries that own our 35 existing networks to the lenders under the Amended Senior Secured Credit Facility. These operating subsidiaries, which currently own substantially all of our operating assets related to our Tier III Markets business, are directly liable to these lenders. In addition, we have also pledged to the lenders all of the interests of a subsidiary holding company which we have organized to hold all of the interests of the operating subsidiaries through which we conduct our National Data Platform business.

        We must rely upon dividends and other payments from our operating subsidiaries to generate the funds necessary to meet our obligations, including the payment of principal and interest on our Senior Notes and our Senior Discount Notes. These subsidiaries are legally distinct from us and have no obligation to pay amounts due by us. The ability of our operating subsidiaries to make such payments to us will be subject to, among other things, the availability of funds, the terms of each operating subsidiary's indebtedness and applicable state laws. In particular, the terms of the operating subsidiaries' credit facilities prohibit them from paying dividends and principal and interest on intercompany borrowings unless, among other things, they are in compliance with certain financial covenants. Accordingly, we can give no assurance that we will be able to obtain any funds from our operating subsidiaries.

        Claims of creditors of our subsidiaries, including trade creditors, will generally have priority as to the assets of such subsidiaries over our claims and the holders of our indebtedness and capital stock. We have unconditionally guaranteed the repayment of the Amended Senior Secured Credit Facility.

    GENERAL ECONOMIC CONDITIONS HAVE NEGATIVELY IMPACTED DEMAND FOR OUR SERVICES

        The national economy, and in particular, the telecommunications industry have been significantly affected by the recent economic slowdown. Many of our customers have experienced substantial financial difficulty over the last year, in some cases leading to bankruptcies and liquidations. The financial difficulties of our customers could have a material impact if we are unable to collect revenues from these customers. In addition, customers experiencing financial difficulty are less likely to order additional services, and our business plan is predicated upon increasing both the number of customers and the services current customers order.

        Additionally, the financial difficulties experienced by the telecommunications industry diminish our ability to obtain additional capital and may adversely affect the willingness of potential customers to move their telecommunications services to an emerging provider such as us.

    THERE ARE RISKS IN CONNECTION WITH OUR NATIONWIDE DATA PLATFORM BUSINESS

        We have entered into a number of long-term fixed price contracts with a single major carrier customer whereby we, as the local service provider, will provide data telecommunications services to this customer for approximately 11 to 54 months. At the present time we have commitments under these agreements to provide more than 4.1 million DS-0 equivalents. These long-term fixed price contracts together with a new Nationwide Data Platform contract we signed in February 2002 (see "--Liquidity and Capital Resources"), require us to perform certain services at agreed upon levels. Our failure to meet our obligations under these contracts would enable the other party to claim either a credit or default under the contract.

        To date, we have principally financed the capital cost of the equipment associated with the provision of this service. We are wholly dependent upon payment of fees under agreements with this customer in order to fund the required financing, as approximately 75% of these revenues will be used to fund the debt service payments under these financings. See "-Liquidity and Capital Resources" for further information regarding this customer.

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

        In most states in which we provide services, our arrangements with the incumbent local exchange carriers provide that every time a customer of an incumbent local exchange carrier connects to an Internet service provider that is one of our customers, we are entitled to receive payment from the incumbent local exchange carrier. This payment is called "reciprocal compensation." The incumbent local exchange carriers have objected to making reciprocal compensation payments and are seeking to have this changed by legislation, regulation and litigation. The incumbent local exchange carriers have threatened to withhold, and in many cases have withheld, reciprocal compensation for such calls. We recognized reciprocal compensation revenue of approximately $16.7 million or 4 % of our revenue, related to these calls for the year ended December 31, 2001. As of December 31, 2001, the net receivable related to these calls was approximately $6.7 million.

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

        During the third quarter of 2001, we reached an agreement with SBC with respect to our dispute regarding payment of past due reciprocal compensation. We agreed to a cash settlement of the disputed reciprocal compensation balance owed to us by SBC for usage on or before May 31, 2001. A related agreement resolved our entitlement, and the rates to be applied, to future reciprocal compensation from SBC through May of 2004.

        On May 8, 2002, we executed a settlement agreement with Sprint covering the states of Florida, North Carolina, Minnesota, Nevada, and Tennessee. Under the agreement, Sprint will make a one-time payment to us to resolve all claims for reciprocal compensation arising prior to execution of the agreement. We agreed to move for dismissal of our pending complaints for payment of past due reciprocal compensation in North Carolina and Florida, and the parties agreed to form a negotiation team charged with creating new interconnection agreements which address reciprocal compensation for the states in which both we and Sprint operate.

        We are currently arbitrating or pursuing resolution of this issue with other incumbent local exchange carriers. Our goal is to reach mutually acceptable terms for both outstanding and future reciprocal compensation amounts for all traffic. We cannot assure you that we will be successful in recovering all outstanding amounts or in reaching new agreements with these carriers on favorable terms; nor can we assure you that changes in legislation or regulation will not adversely affect our ability to collect reciprocal compensation.

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

        On November 5, 1999, the Federal Communications Commission issued an order establishing the network elements that must be offered by incumbent local exchange carriers as unbundled network elements. The Federal Communications Commission required that most, but not all, of the network elements specified in its initial order, as well as some new network elements not included on the original list, be made available by incumbent local exchange carriers. The Federal Communications Commission also changed the obligation of incumbent local exchange carriers to provide certain combinations of network elements. Various parties have sought reconsideration and filed appeals of the Federal Communications Commission's order. Those appeals and petitions are pending and there can be no assurance as to their ultimate outcome. In addition, in December 2001, the Federal Communications Commission initiated its first triennial review of the unbundled network element rules it adopted in November 1999. This proceeding is ongoing and we are unable to predict its ultimate outcome.

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

        The 8th Circuit's decision was appealed to the U.S. Supreme Court and, in a decision released May 13, 2002, the Court reversed the 8th Circuit on both issues. The Court ruled that the Federal Communications Commission can require state commissions to set the rates charged by incumbent local exchange carriers for network elements on a forward-looking basis untied to the incumbents' investment. The Court also held that the Federal Communications Commission can require incumbent local exchange carriers to combine elements at the request of entrants who cannot combine themselves, when they lease them to the entrants.

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

     WE ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION WHICH MAY CHANGE IN AN ADVERSE MANNER

        Our networks and the provision of switched and private line services are subject to significant regulation at the federal, state and local levels. The telecommunications industry in general, and the competitive local exchange carrier industry in particular, are undergoing substantial regulatory change and uncertainty. We cannot assure you that future regulatory, judicial or legislative changes, or other regulatory activities, will not have a material adverse effect on our business. For a further discussion of regulatory issues, see Item 1 "Business -- Regulation" of this Report.

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

    THE FUTURE SUCCESS OF OUR BUSINESS DEPENDS UPON KEY PERSONNEL

        We believe that the efforts of a number of key management and operating personnel will largely determine our success and the loss of any of such persons could adversely affect us. We do not maintain so-called "key man" insurance on any of our personnel. We have employment agreements with Mr. Kamine, our Chairman of the Board of Directors, Mr. Lenahan, our Chief Executive Officer, Mr. Young, our President and Chief Operating Officer, and Mr. Stewart, our Chief Financial Officer, which expire at various times from December 2003 through April 2005. Our success will also depend in part upon our ability to hire and retain highly skilled and qualified operating, marketing, financial and technical personnel.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          -----------------------------------------------------------

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

        The following table provides information about our significant financial instruments that are sensitive to changes in interest rates (in millions):


                                 FAIR
                               VALUE ON
                               DECEMBER                  FUTURE PRINCIPAL PAYMENTS
                                  31,    ---------------------------------------------------------
                                 2001      2002     2003      2004     2005    2006   THEREAFTER     TOTAL
                               --------  -------- -------- --------- -------- ------ ------------- --------
Long-Term Debt:
  Fixed Rate:
    Senior Discount Notes,
     interest payable at
     12 1/2%, maturing
     2008..................    $   10.2    $    -   $    -   $     -   $    -  $    -   $ 242.0    $  242.0
    Senior Notes, interest
     payable at 13 1/2%,
     maturing 2009.........        18.2         -        -         -        -       -     275.0       275.0
    KMC Funding
     Monetization, interest
     payable at 7.34%,
     maturing 2005.........        83.8      69.4     74.7      80.4     57.0       -         -       281.5
    KMC Funding V
     Monetization, interest
     payable at 6.77%,
     maturing 2004.........        65.1      59.7     65.0      58.7        -       -         -       183.4
    KMC Funding VIII
     Financing, interest
     payable at 6.19%,
     maturing 2005.........        20.5      17.8     18.9      20.1     12.3       -         -        69.1
    KMC Funding IX
     Monetization, interest
     payable at 8.49%,
     maturing 2006.........        27.9      17.2     21.5      23.9     26.7    24.7         -       114.0
  Variable Rate:
    Amended Senior Secured
     Credit Facility,
     interest variable
     (7.60% at December 31,
     2001)(a) .............       654.9         -     81.9     131.0    163.7   180.1      98.2       654.9
                               --------  --------  --------  --------  ------- ------   --------   --------
Interest Rate swaps:
    Variable rate for fixed
     rate..................        31.4         -        -         -        -       -         -           -
                               --------  --------  -------   -------   ------  ------    ------    --------
       Total...............    $  912.0  $  164.1  $ 262.0   $ 314.1   $259.7  $204.8    $615.2    $1,819.9
                               ========  ========  =======   =======   ======  ======    ======    ========



----------------
(a) Interest is based on a variable rate, which at our option, is determined by either a base rate or LIBOR, plus, in each case, a specified margin.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

        The following statements are filed as part of this Annual Report on Form 10-K:

                                                                       PAGE NO.
                                                                       --------

Report of Independent Auditors...................................         39
Consolidated Balance Sheets as of December 31, 2000 and 2001.....         40
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001...............................         41
Consolidated Statements of Redeemable Equity for  the years ended
  December 31, 1999, 2000 and 2001...............................         42
Consolidated Statements of Nonredeemable Equity for the years
  ended December 31, 1999, 2000 and 2001.........................         43
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001...............................         44
Notes to Consolidated Financial Statements.......................         45
Independent Auditors' Report on Schedules........................         88
Schedule I - Condensed Financial Information of Registrant.......         89
Schedule II - Valuation and Qualifying Accounts..................         93

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
KMC Telecom Holdings, Inc.

        We have audited the consolidated balance sheets of KMC Telecom Holdings, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, redeemable equity, nonredeemable equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMC Telecom Holdings, Inc. as of December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                      /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
May 8, 2002

                           KMC TELECOM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  DECEMBER 31
                                                                          ----------------------------
                                                                               2000            2001
                                                                            ----------     -----------
 ASSETS
 Current assets:
    Cash and cash equivalents.........................................   $   109,977       $   96,228
    Restricted investments............................................        37,125           38,616
    Accounts receivable, net of allowance for doubtful accounts of
      $10,921 and $13,832 in 2000 and 2001, respectively..............        47,141           61,518
    Assets held for sale..............................................             -           35,428
    Prepaid expenses and other current assets.........................        14,888            7,888
                                                                         -----------       ----------
 Total current assets.................................................       209,131          239,678
 Long-term restricted investments.....................................        62,931           23,866
 Networks, property and equipment, net................................     1,021,684        1,032,625
 Intangible assets, net...............................................         3,835            2,092
 Deferred financing costs, net........................................        32,766           33,995
 Other assets.........................................................           928            1,516
                                                                         -----------       ----------
                                                                         $ 1,331,275       $1,333,772
                                                                         ===========       ==========
 LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY/(DEFICIENCY)
 Current liabilities:
    Accounts payable..................................................   $   180,803       $   40,309
    Accrued expenses..................................................        73,605           66,902
    Debt maturing within one year.....................................             -          164,183
    Deferred revenue - current........................................        15,030           12,157
                                                                         -----------       ----------
 Total current liabilities............................................       269,438          283,551
 Other liabilities....................................................             -           31,364
 Deferred revenue - long term.........................................         2,809           14,709
 Notes payable........................................................       728,173        1,138,675
 Senior notes payable.................................................       275,000          275,000
 Senior discount notes payable........................................       340,181          241,994
                                                                         -----------       ----------
 Total liabilities....................................................     1,615,601        1,985,293
 Commitments and contingencies
 Redeemable equity:
    Senior redeemable, exchangeable, PIK preferred stock, par value
      $.01 per share; authorized: 630 shares in 2000 and 2001;
      shares issued and outstanding:
       Series E, 75 shares in 2000 and 142 shares in 2001 ($141,621
         liquidation preference)......................................        61,992          129,932
       Series F, 48 shares in 2000 and -0- shares in 2001.............        50,568                -
    Redeemable cumulative convertible preferred stock, par value
      $.01 per share; 499 shares authorized; shares issued and
      outstanding:
       Series  A, 124  shares  in 2000 and 2001  ($12,380
         liquidation preference)......................................       109,272           12,380
       Series C, 175 shares in 2000 and 2001 ($17,500 liquidation
         preference)..................................................        72,701           17,500
    Redeemable cumulative convertible preferred stock, par value $.01 per share; 2,500 shares authorized; shares issued and
      outstanding:
       Series G-1, 59 shares in 2000 and 2001 ($19,900 liquidation
         preference)..................................................        19,435           19,594
       Series G-2, 481 shares in 2000 and 2001 ($162,600 liquidation
         preference)..................................................       158,797          161,321
    Redeemable common stock, shares issued and outstanding, 224 in
      2000 and 2001...................................................        45,563           21,611
    Redeemable common stock warrants..................................        16,817           22,390
                                                                         -----------       ----------
 Total redeemable equity..............................................       535,145          384,728
 Nonredeemable equity/(deficiency):
   Common stock, par value $.01 per share; 4,250 shares authorized;
     issued and outstanding:  637 shares in 2000 and 2001.............             6                6
   Additional paid-in capital.........................................             -           42,735
   Unearned compensation..............................................       (16,608)            (277)
   Accumulated other comprehensive loss ..............................             -          (31,364)
   Accumulated deficit................................................      (802,869)      (1,047,349)
                                                                         -----------       ----------
 Total nonredeemable equity/(deficiency)..............................      (819,471)      (1,036,249)
                                                                         -----------       ----------
                                                                         $ 1,331,275       $1,333,772
                                                                         ===========       ==========

                             SEE ACCOMPANYING NOTES.

                           KMC TELECOM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               YEAR ENDED DECEMBER 31
                                                     -----------------------------------------
                                                       1999             2000            2001
                                                     ---------        --------        --------

Revenue............................................  $  64,313       $ 209,195       $ 453,439

Operating expenses:
  Network operating costs:
      Non-cash stock option compensation
         expense/(credit)..........................      2,387           2,731          (6,383)
      Other network operating costs................     81,678         169,593         242,066
  Selling, general and administrative:
      Non-cash stock option compensation
         expense/(credit)..........................     27,446          31,840         (74,412)
      Other selling, general and administrative....     84,434         162,275         165,135
  Impairment charges for long-lived assets.........         --              --         106,456
  Depreciation and amortization....................     29,077          76,129         203,050
                                                     ---------       ---------       ---------
Total operating expenses...........................    225,022         442,568         635,912
                                                     ---------       ---------       ---------

Loss from operations...............................   (160,709)       (233,373)       (182,473)

Other expense......................................     (4,297)             --              --
Interest income....................................      8,701          11,784           8,808
Interest expense...................................    (69,411)       (136,393)       (190,495)
                                                     ---------       ---------       ---------
Net loss before extraordinary item and cumulative
     effect of change in accounting principle......   (225,716)       (357,982)       (364,160)
Extraordinary item.................................         --              --         107,900
Cumulative effect of change in accounting
     principle.....................................         --          (1,705)             --
                                                     ---------       ---------       ---------
Net loss...........................................   (225,716)       (359,687)       (256,260)
(Dividends and accretion)/reversal of accretion
     on redeemable preferred stock.................    (81,633)        (94,440)        116,643
                                                     ---------       ---------       ---------

Net loss applicable to common shareholders.........  $(307,349)      $(454,127)     $ (139,617)
                                                     =========       =========       =========

Net loss per common share before extraordinary
     item and cumulative effect of change in
     accounting principle..........................  $ (360.88)      $ (529.22)     $  (287.43)
Extraordinary item.................................         --              --          125.30
Cumulative effect of change in accounting
   principle.......................................         --           (1.99)             --
                                                     ---------       ---------       ---------
Net loss per common share..........................  $ (360.88)      $ (531.21)     $  (162.13)
                                                     =========       =========      ==========
Pro forma amounts assuming the change in
     accounting principle was applied
     retroactively:
Net loss applicable to common shareholders.........  $(309,054)      $(452,422)     $      N/A
                                                     =========       =========      ==========
Net loss per common share..........................  $ (362.88)      $ (529.22)     $      N/A
                                                     =========       =========      ==========
Weighted average number of common shares
   outstanding.....................................        852             855             861
                                                     =========       =========      ==========


                             SEE ACCOMPANYING NOTES.

                           KMC TELECOM HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF REDEEMABLE EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                                      REDEEMABLE EQUITY
                      --------------------------------------------------------------------------------------------------------------
                                                   PREFERRED STOCK
                      ---------------------------------------------------------------------------
                          SERIES A    SERIES C     SERIES E          SERIES F       SERIES G           COMMON STOCK
                      ------------- ------------- --------------- --------------- --------------- -----------------------
                                                                                                                             TOTAL
                                                                                                                          REDEEMABLE
                      SHARES AMOUNT SHARES AMOUNT SHARES AMOUNT   SHARES AMOUNT   SHARES AMOUNT   SHARES  AMOUNT WARRANTS   EQUITY
                      ------ ------ ------ ------ ------ -------- ------ -------- ------ -------- ------  ------ -------- ----------

BALANCE, DECEMBER 31,
   1998                  124 $30,390   175 $21,643     - $      -      - $      -      - $      -    224 $22,305 $    674  $ 75,012
Issuance of Series E
  Preferred Stock                                     60   44,829                                                            44,829
Issuance of Series F
  Preferred Stock                                                     40   34,817                                            34,817
Stock dividends on
  Series E Preferred
  Stock..............                                  5    5,004                                                             5,004
Stock dividends on
  Series F Preferred
  Stock..............                                                  4    4,177                                             4,177
Issuance of warrants.                                                                                              10,606    10,606
Reclassification of
  warrants related
  to "put rights"....                                                                                                (249)     (249)
Accretion on
  redeemable equity..         40,959        18,658            937           2,376                         11,450    1,894    76,274
                      ------ ------- ----- ------- ----- -------- ------ -------- ------ -------- ------ ------- --------  --------

BALANCE, DECEMBER 31,
   1999                  124  71,349   175  40,301    65   50,770     44   41,370      -        -    224  33,755   12,925   250,470

Issuance of Series G1
  Preferred Stock....                                                                 59   19,355                            19,355
Issuance of Series G2
  Preferred Stock....                                                                481  158,145                           158,145
Stock dividends on
  Series E Preferred
  Stock..............                                 10    9,951                                                             9,951
Stock dividends on
  Series F Preferred
  Stock..............                                                  8    6,654                                             6,654
Accretion on
  redeemable equity..         37,923        32,400          1,271           5,509             732         11,808    3,892    93,535
Redemption and
  retirement of
  Series F
  Preferred Stock....                                                 (4)  (2,965)                                           (2,965)
                      ------ ------- ----- ------- ----- -------- ------ -------- ------ -------- ------ ------- --------  --------
BALANCE, DECEMBER 31,
  2000                   124 109,272   175  72,701    75   61,992     48   50,568    540  178,232    224  45,563   16,817   535,145

Springing warrants...                                                                                              10,722    10,722
Stock dividends on
  Series E Preferred
  Stock..............                                 17   17,051                                                            17,051
Stock dividends on
  Series F Preferred
  Stock..............                                                  2    1,749                                             1,749
Accretion/(reversal
  of accretion) on
  redeemable equity..        (96,892)      (55,201)        (1,691)            263           2,683        (23,952)  (5,149) (179,939)
Conversion of Series
  F Preferred Stock
  to Series E
  Preferred Stock....                                 50   52,580    (50) (52,580)                                                -

BALANCE, DECEMBER 31, ------ ------- ----- ------- ----- -------- ------ -------- ------ -------- ------ ------- --------  --------
   2001                  124 $12,380   175 $17,500   142 $129,932      - $      -    540 $180,915    224 $21,611 $ 22,390  $384,728
                      ====== ======= ===== ======= ===== ======== ====== ======== ====== ======== ====== ======= ========  ========


                             SEE ACCOMPANYING NOTES.

                           KMC TELECOM HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF NONREDEEMABLE EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)


                                                                                NONREDEEMABLE EQUITY
                                              --------------------------------------------------------------------------------------
                                                                                                                           Total
                                                 COMMON STOCK    Additional                                 Other      Nonredeemable
                                                 ------------     Paid-In      Unearned    Accumulated  Comprehensive     Equity
                                                 Shares  Amount   Capital    Compensation    Deficit        Loss       (Deficiency)
                                              ---------  ------  ----------  ------------  -----------  -------------  -------------

BALANCE, DECEMBER 31, 1998                          614    $ 6    $  13,750    $  (5,824)  $ (112,285)     $     -      $  (104,353)

Stock dividends on Series E Preferred Stock...                       (5,004)                                                 (5,004)
Stock dividends on Series F Preferred Stock...                       (4,177)                                                 (4,177)
Issuance of Warrants..........................                          749                                                     749
Reclassification of warrants related to
  "put rights"................................                          249                                                     249
Exercise of warrants..........................                            1                                                       1
Accretion on redeemable equity................                      (76,274)                                                (76,274)
Issuance and adjustments to fair value of
  stock options to employees..................                       27,286      (27,286)                                         -
Adjustment to fair value of stock options
  to non-employees............................                        5,832                                                   5,832
Amortization of unearned compensation.........                                    23,947                                     23,947
Exercise of stock options.....................       15                 333                                                     333
Reclassification of additional paid-in
  capital deficiency..........................                       37,255                   (37,255)                            -
Net loss......................................                                               (225,716)                     (225,716)
                                              ---------  ------  ----------  ------------  -----------  -------------  -------------
BALANCE, DECEMBER 31, 1999                          629       6           -    $  (9,163)  $ (375,256)           -     $   (384,413)
Stock dividends on Series E Preferred Stock...                      (9,951)                                                  (9,951)
Stock dividends on Series F Preferred Stock...                      (6,654)                                                  (6,654)
Accretion on redeemable equity................                     (93,535)                                                 (93,535)
Issuance and adjustments to fair value of
  stock options to employees..................                      38,218       (38,218)                                         -
Issuance and adjustments to fair value of
  stock options to non-employees..............                       3,796                                                    3,796
Exercise of Stock options.....................        8                562                                                      562
Amortization of unearned compensation.........                                    30,773                                     30,773
Redemption and retirement of Series F
  Preferred Stock.............................                                                   (362)                         (362)
Reclassification of additional paid-in
  capital deficiency..........................                      67,564                    (67,564)                            -
Net loss......................................                                               (359,687)                     (359,687)
                                              ---------  ------  ----------  ------------  -----------  -------------  -------------
BALANCE, DECEMBER 31, 2000                          637       6          -       (16,608)    (802,869)           -         (819,471)

Springing warrants............................                     (10,722)                                                 (10,722)
Stock dividends on Series E Preferred Stock...                     (17,051)                                                 (17,051)
Stock dividends on Series F Preferred Stock...                      (1,749)                                                  (1,749)
Reversal of accretion on redeemable equity....                     181,159                                                  181,159
Issuance and adjustments to fair value of
  stock options to employees..................                     (87,388)       7,388                                           -
Issuance and adjustments to fair value of
  stock options to non-employees..............                      (9,734)                                                  (9,734)
Deemed issuance of lender warrants............                       1,332                     (1,332)                            -
Reversal of amortization of unearned
  compensation................................                                  (71,057)                                    (71,057)
Reclassification of additional paid-in
  capital deficiency..........................                     (13,112)                    13,112                             -
Adjustment of interest rate swaps to fair
  value.......................................                                                             (31,364)         (31,364)
Net loss......................................                                               (256,260)                     (256,260)
                                              ---------  ------  ----------  ------------  -----------  -------------  -------------
BALANCE, DECEMBER 31, 2001                          637    $  6  $  42,735    $    (277)   $(1,047,349) $    (31,364)   $(1,036,249)
                                              =========  ======  ==========  ============ ============  ============= ==============


                             SEE ACCOMPANYING NOTES.

                           KMC TELECOM HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                YEAR ENDED DECEMBER 31
                                                       -----------------------------------------
                                                           1999          2000           2001
                                                       -----------   -----------   -------------
OPERATING ACTIVITIES
Net loss.............................................  $ (225,716)   $ (359,687)    $  (256,260)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization......................      29,077        76,129         203,050
  Provision for doubtful accounts....................       5,263         7,875          10,552
  Non-cash interest expense..........................      31,141        45,635          50,262
  Gain on repurchase of senior discount notes........           -             -        (107,900)
  Asset impairment charge............................           -             -         106,456
  Non-cash stock option compensation expense/(credit)      29,833        34,571         (80,795)
  Changes in assets and liabilities:
    Accounts receivable..............................     (25,097)      (27,643)        (24,929)
    Prepaid expenses and other current assets........         (60)       (2,513)          7,000
    Other assets.....................................       3,720            (9)            785
    Accounts payable.................................      29,319        31,541         (82,494)
    Accrued expenses.................................      21,105        34,123         (19,811)
    Deferred revenue.................................       3,122        13,530           9,027
                                                       ----------    ----------     -----------
Net cash used in operating activities................     (98,293)     (146,448)       (185,057)
                                                       ----------    ----------     -----------

INVESTING ACTIVITIES
Construction of networks and purchases of equipment..    (318,536)     (476,640)       (410,015)
Acquisitions of franchises, authorizations and
 related assets......................................      (1,992)         (926)           (812)
Additions to restricted investments..................           -       (43,471)        (55,013)
Redemption of investments............................      43,450        32,085          92,587
                                                       ----------    ----------     -----------
Net cash used in investing activities................    (277,078)     (488,952)       (373,253)
                                                       ----------    ----------     -----------

FINANCING ACTIVITIES
Proceeds from notes payable, net of issuance costs...           -       108,475               -
Proceeds from issuance of preferred stock and
 related warrants, net of issuance costs.............      91,001       177,500               -
Repurchase of senior discount notes..................           -             -         (19,178)
Issuance costs of credit facilities..................      (2,300)            -               -
Proceeds from exercise of stock options..............         333           562               -
Proceeds from issuance of senior notes, net of
 issuance costs and purchase of portfolio of
 restricted investments.............................      158,286             -               -
Proceeds from credit facilities, net of issuance
 costs..............................................      192,836       376,203         115,838
Repayment of credit facilities.......................           -             -        (189,000)
Repurchase and retirement of Series F Preferred Stock           -        (3,329)              -
Proceeds from monetizations, net of issuance costs..            -             -         726,782
Repayment of monetization debt.......................           -             -         (89,881)
                                                       ----------    ----------     -----------
Net cash provided by financing activities............     440,156       659,411         544,561
                                                       ----------    ----------     -----------
Net increase/(decrease) in cash and cash equivalents.      64,785        24,011         (13,749)
Cash and cash equivalents, beginning of year.........      21,181        85,966         109,977
                                                       ----------    ----------     -----------
Cash and cash equivalents, end of year...............  $   85,966    $  109,977     $    96,228
                                                       ==========    ==========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest, net of
  amounts capitalized................................  $   29,182    $   80,374     $   138,276
                                                       ==========    ==========     ===========


                             SEE ACCOMPANYING NOTES.

                           KMC TELECOM HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1.  ORGANIZATION

        KMC Telecom Holdings, Inc. ("KMC Holdings") is a holding company formed during 1997 primarily to own all of the shares of its then operating subsidiaries, KMC Telecom Inc. ("KMC Telecom"), KMC Telecom II, Inc. ("KMC Telecom II"), KMC Telecom III, Inc. ("KMC Telecom III") and KMC Telecom of Virginia, Inc. ("KMC Telecom Virginia"). KMC Telecom Holdings, Inc. and its subsidiaries are collectively referred to herein as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

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

BASIS OF PRESENTATION

        The Company has incurred significant operating and net losses as a result of the development and operation of its networks, and expects that such losses will continue as it builds its customer base. As a result, the Company does not expect there to be any cash provided by operations in the near future. The Company will also need to fund capital expenditures related to its Nationwide Data Platform business. To date, the Company has financed its operating losses and capital expenditures with equity invested by its founders, preferred stock placements, credit facility borrowings, equipment loans, operating leases, monetizations and its 12 1/2% senior discount notes and 13 1/2% senior notes. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

        The Company had deficits in working capital and nonredeemable equity of $43.9 million and $1.0 billion, respectively, at December 31, 2001. In an effort to preserve liquidity, the Company began to implement a significant further restructuring of its Tier III Markets business in the first quarter of 2002. This restructuring is intended to centralize many of the general and administrative activities that were previously performed in each city to fewer locations, to reorganize its sales force to reduce the number of operating personnel and to significantly reduce its Tier III Markets business capital expenditures. The Company expects that this restructuring will result in a headcount reduction of approximately 41% of its Tier III Markets business workforce and elimination or sublease of underutilized facilities. Although the Company expects that this restructuring will result in a reduction in revenue growth as the result of lower capital expenditures, it also believes that, through significant cost savings, adjusted EBITDA (consisting of earnings/(loss) before net interest, income taxes, depreciation and amortization charges, stock option compensation expense, other expense, impairment on long lived assets and cumulative effect of change in accounting principle) from its Tier III Markets business will increase. The Company anticipates that it will begin to realize the cost savings effects of this plan in the second quarter of 2002. The Company expects the components of the restructuring charge to be approximately $8.4 million for underutilized real estate and approximately $3.8 million for severance and outplacement costs. These charges are expected to be recorded during the first quarter of 2002.

        As more fully described in Note 5, the Company further amended its Amended Senior Secured Credit Facility in May 2002 to, among other things, waive failures by the Company to comply with certain covenants, revise certain of the financial covenants to be less restrictive and to defer payment of substantial amounts of principal. This amendment also provides access to the proceeds of the sale in February 2002 of two Tier III markets. Through this amendment and separate agreements with certain stockholders to defer interest payments on senior notes held by such stockholders, the Company was able to improve its short-term liquidity and to provide the financing required to support its projected operating plan for 2002. The Company anticipates that, on a longer term basis, it will be necessary for the Company to discuss with its senior lenders a further extension of both the principal and interest repayment terms to a level achievable by the Company or to reduce the overall level of debt through either a recapitalization of the Company, future sales of assets or a combination thereof.

        The Company's Nationwide Data Platform business is concentrated, with one customer, Qwest Communications International Inc., comprising approximately 98% of the DS-0 equivalents under contract for this business and 60% of the Company's total revenue for the year end December 31, 2001. Furthermore, the Company is wholly dependent upon payment of monthly fees under the agreements with this customer to fund the monthly debt service payments on the debt incurred to finance the related equipment (see Note 5). In recent months, Qwest has reported that continuing weakness in both the telecommunications industry and the economy in its local service area has negatively impacted its operating results and liquidity. In addition, Qwest has reported that it is under review by regulatory authorities and others concerning certain of its accounting policies and financial reporting practices. Any failure by this customer to make the contracted payments would have a material adverse effect upon the Company and its operations.

        The Company believes that its existing cash balances, marketable securities, borrowings reasonably anticipated to be available under the Amended Senior Secured Credit Facility and anticipated funds from operations will be sufficient to meet the Company's liquidity needs to fund operations and capital expenditure requirements under its current business plan into the second quarter of 2003. The Company's ability to remain liquid into the second quarter of 2003 is predicated upon (i) continued access to available borrowings, (ii) increased sales in its Tier III Markets business, combined with the successful implementation of the cost controls and gross margin improvements that are a part of the restructuring of its Tier III Markets business, (iii) its ability to secure additional multi-year contracts with a variety of wholesale, data and carrier customers for its Nationwide Data Platform business, which the Company is currently pursuing with a number of potential customers and (iv) its ability to finance new data services contracts or extensions of existing data services contracts which the Company may be able to obtain. The Company can give no assurance that it will be able to achieve any of the predicates listed above.

        In addition, in the event that the Company's plans change, the assumptions upon which its plans are based prove inaccurate, the Company expands or accelerates its business plan or the Company determines to consummate acquisitions, the foregoing sources of funds may prove insufficient and the Company may be required to seek additional financing sooner than it currently expects. Additional sources of financing may include public or private equity or debt financings, leases and other financing arrangements. The Company can give no assurance that additional financing will be available or, if available, that it can be obtained on a timely basis and on acceptable terms.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        The estimated useful lives of the Company's principal classes of assets are as follows:

  Networks:

    Fiber optic systems.........................................20 years
    Telecommunications equipment..............................4-10 years
    Furniture and other..........................................5 years
    Leasehold improvements.................................Life of lease

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

IMPAIRMENT OF LONG-LIVED ASSETS

        The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when impairment indicators are present such that the undiscounted cash flows expected to be derived from those assets are less than the carrying amounts of those assets. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based upon the Company's projected cash flows for its Tier III Markets business, after giving effect to revenue and cost reductions expected to result from the first quarter 2002 restructuring (see Note 21), the Company determined that certain of its Tier III networks (principally comprised of fiber optic systems and related telecommunications equipment) were impaired.

        Accordingly, the Company used an independent appraiser to determine the estimated fair market value of each of its Tier III networks, and for those whose undiscounted cash flows indicated an impairment, reduced the carrying value of such assets to their estimated fair value. In developing their fair value estimates, the independent appraisers considered (a) publicly available information, (b) financial projections of each network based on management's best estimates, (c) the future prospects of each network as discussed with senior operating and financial management, (d) market prices, capitalization, trading multiples and other publicly available information of comparable public companies and (e) other information deemed relevant. In reviewing these valuations and considering the need to record a charge for impairment, the Company also evaluated solicited and unsolicited offers for certain of its networks, including two that were sold in February 2002 (see Note 21).

        After considering the above, the Company recorded a $98.6 million impairment charge in fiscal 2001 for its impaired Tier III networks. The Company also recorded an additional $7.9 million impairment charge to reduce the carrying value of equipment used for its smallest Nationwide Data Platform contract (see Note 21).

ASSETS HELD FOR SALE

        As of December 31, 2001, the Company reclassified substantially all of the assets associated with two of its Tier III Markets to assets held for sale. The sale of these assets, which generated a net gain of approximately $4.9 million, was consummated during the first quarter of 2002. See Note 21 for further detail on this sale.

DEFERRED FINANCING COSTS

        The Company capitalizes issuance costs related to its debt. Such costs are amortized utilizing the interest method over the lives of the related debt. The related amortization is included as a component of interest expense, and amounted to $3,814,000, $7,721,000 and $7,348,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

OTHER ASSETS

        Other assets are comprised principally of employee loans, security deposits and other deposits.

REVENUE RECOGNITION

        Revenue is recognized in the period the service is provided, except for installation revenue which is deferred and recognized over the average contract period (see "ACCOUNTING CHANGE" below) and certain contracts which revenue is recognized in accordance with specified installation and acceptance provisions (see Note 9). The Company generally invoices customers one month in advance for recurring services resulting in deferred revenue. However, some services, such as reciprocal compensation, are not billed in advance resulting in unbilled revenue included in accounts receivable. The accounts receivable balances for services which will be billed in the succeeding month totaled $6,091,000 and $10,146,000 at December 31, 2000 and 2001, respectively.

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

NET LOSS PER COMMON SHARE

        Earnings per share are calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, EARNINGS PER SHARE ("Statement 128"). All earnings per share amounts for all periods have been presented in accordance with the provisions of Statement 128. Diluted earnings per share have not been presented for any period, as the impact of including outstanding options and warrants would be anti-dilutive.

INCOME TAXES

        The Company accounts for income taxes in accordance with FASB Statement No. 109, "ACCOUNTING FOR INCOME TAXES," which requires that deferred income taxes be recorded based on differences between the financial reporting and tax reporting bases of assets and liabilities, using enacted tax rates.

ADVERTISING COSTS

        Advertising costs are included in selling, general and administrative expenses and charged to expense as incurred. For the years ended December 31, 1999, 2000 and 2001, such costs were $4,080,000, $6,851,000, and $6,750,000 respectively.

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

SEGMENT REPORTING

        In 1998, the Company adopted FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("Statement 131"). Statement 131 uses a management approach to report financial and descriptive information about an entity's operating segments. Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally for the entity's chief operating decision maker. Under this definition, the Company operated within a single segment until the commencement of its Nationwide Data Platform Business in 2000. See Note 8 for the Company's detailed segment disclosure.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In August 2001, FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("Statement 144"), which supersedes both FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("Statement 121") and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

RECLASSIFICATIONS

        Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform with the 2001 presentation.

3.  NETWORKS, PROPERTY AND EQUIPMENT

        Networks and equipment are comprised of the following:

                                                           DECEMBER 31,
                                                   -----------------------------
                                                      2000             2001
                                                   -----------------------------
                                                          (IN THOUSANDS)

Fiber optic systems................................$    249,690    $    230,476
Telecommunications equipment.......................     696,683       1,053,865
Furniture and other................................      30,494          30,274
Construction-in-progress...........................     157,075          20,067
                                                    -----------     -----------
                                                      1,133,942       1,334,682
Less accumulated depreciation......................    (112,258)       (302,057)
                                                    -----------     -----------
                                                   $  1,021,684    $  1,032,625
                                                    ===========     ===========

        Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks during the years ended December 31, 1999, 2000 and 2001 amounted to $6,635,000, $10,384,000 and $1,304,000 respectively.

        For the years ended December 31, 1999, 2000 and 2001, depreciation expense was $27,723,000, $75,434,000 and $201,687,000 respectively.

4.  ACCRUED EXPENSES

        Accrued expenses are comprised of the following:

                                                    DECEMBER 31,
                                             2000                 2001
                                          --------------------------------
                                                   (IN THOUSANDS)

Accrued compensation...................... $    20,068         $    23,377
Accrued telecommunications costs..........       8,125              10,741
Accrued interest payable..................      20,419               8,831
Other accrued expenses....................      24,993              23,953
                                            ----------          ----------
                                           $    73,605         $    66,902
                                            ==========          ==========

5.  LONG-TERM DEBT

        Components of Notes Payable as of:

                                                     DECEMBER 31,
                                              2000                  2001
                                          ----------------------------------
                                                    (IN THOUSANDS)

Amended Senior Secured Credit Facility.... $    618,173         $  654,912
KMC Funding Internet Infrastructure
  Equipment Financing.....................      110,000                  -
KMC Funding Monetization..................            -            281,456
KMC Funding V Monetization................            -            183,384
KMC Funding VIII Financing................            -             69,106
KMC Funding IX Monetization...............            -            114,000
                                            ------------         -----------
                                                728,173          1,302,858
Less: Debt maturing within one year.......            -           (164,183)
                                            ------------         -----------
                                           $    728,173         $1,138,675
                                            ============         ===========

AMENDED SENIOR SECURED CREDIT FACILITY

        In February 2000, the Company's direct and indirect subsidiaries, KMC Telecom, KMC Telecom II, KMC Telecom Virginia, KMC Telecom III, KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc. and KMC III Services LLC (collectively, the "Borrowers"), amended, restated and combined the Senior Secured Credit Facility and the Lucent Loan and Security Agreement, into a single facility by entering into a $700 million Loan and Security Agreement (the "Amended Senior Secured Credit Facility") with a group of lenders led by CIT Lending Services Corporation (formerly Newcourt Commercial Finance Corporation), GE Capital Corporation, Canadian Imperial Bank of Commerce and Wachovia Bank, National Association (formerly known as First Union National Bank) (collectively, the "Lenders").

        The Amended Senior Secured Credit Facility includes a $175 million reducing revolver facility (the "Revolver"), a $75 million term loan (the "Term Loan") and a $450 million term loan facility (the "Term B Loan"). At December 31, 2001, the outstanding loan balances on the Revolver, the Term Loan and the Term B Loan were approximately $160 million, $75 million, and $419.9 million, respectively. Up to $10 million of the Revolver can be used for letters of credit and as of December 31, 2001, approximately $7.2 million had been drawn against the Revolver for letters of credit. In May 2002, the Company and certain requisite Lenders entered into a further amendment to the Amended Senior Secured Credit Facility (the "May 2002 Amendment") which, among other things, revised certain of the financial covenants to be less restrictive and provided access to the proceeds of the sale in February 2002 of two Tier III markets. In connection with the May 2002 Amendment, certain Lenders deferred payment of substantial amounts of principal. The discussions below incorporate the changes to the terms of the Amended Senior Secured Credit Facility through the May 2002 Amendment. As of the effective date of the May 2002 Amendment, approximately $30.1 million of the Term B Loan is unfunded and $7.8 million of the Revolver is unfunded.

        The Revolver will mature on April 1, 2007. Proceeds from the Revolver can be used to finance the purchase of certain equipment, transaction costs, working capital and other general corporate purposes. The aggregate commitment of the Lenders under the Revolver will be reduced on each quarterly payment date beginning April 1, 2003. The initial quarterly commitment reduction is 5.0%, reducing to 3.75% on July 1, 2003, then increasing to 6.25% on July 1, 2004, and further increasing to 7.50% on July 1, 2006. Unless the requisite Revolver Lenders consent to the contrary in writing, the Revolver commitment shall be permanently reduced on July 1, 2003 by the lesser of (a) 50% of the unfunded Revolver commitment and (b) the unfunded Revolver commitment multiplied by a fraction, the numerator of which is the amount by which the Term B Loan commitment amount is reduced (as described herein) and the denominator of which is the unfunded Term B Loan amount. The Borrowers must pay an annual commitment fee on the unused portion of the Revolver ranging from .75% to 1.25%.

        The Term Loan is payable in 17 consecutive quarterly installments beginning on April 1, 2003. The initial payment will equal 5.00% of the outstanding principal balance of the Term Loan. The principal payment decreases to 3.75% per quarter beginning July 1, 2003, increases to 6.25% on July 1, 2004 and further increases to 7.50% on July 1, 2006. Proceeds from the Term Loan can be used to finance the purchase of certain equipment, transaction costs, working capital and other general corporate purposes.

        The Term B Loan provides for an aggregate commitment of up to $450 million. Proceeds from the Term B Loan can be used to purchase telecommunications products, and for working capital and other corporate purchases. The Term B Loan will mature on April 1, 2007 and requires quarterly principal payments beginning on April 1, 2003 equal to 5.00% of the outstanding balance, reducing to 3.75% on July 1, 2003, then increasing to 6.25% on July 1, 2004 and further increasing to 7.50% on July 1, 2006. In addition, unless the Term B Loan Lenders consent to the contrary in writing prior to July 1, 2003, the Term B Loan commitment shall be permanently reduced on July 1, 2003 by the lesser of 50% of the unfunded Term B Loan commitment and the unfunded Term B Loan commitment less the amount of Term B Loan loans advanced after the execution of the May 2002 Amendment; provided, however, the reduction shall not reduce the unused letter of credit subfacility. An annual commitment fee of 1.50% is payable for any unused portion of the Term B Loan.

        Borrowings under the Amended Senior Secured Credit Facility bear interest payable, at the Borrowers' option, at either (a) the "Applicable Base Rate Margin" (which generally ranges from 3.25% to 4.25%) plus the greater of
(i) the administrative agent's prime rate or (ii) the overnight federal funds rate plus .5% or (b) the "Applicable LIBOR Margin" (which generally ranges from 4.25% to 5.25%) plus LIBOR, as defined. Interest is payable monthly. Under the Amended Senior Secured Credit Facility the Borrowers were being charged a weighted average interest rate of 7.60% at December 31, 2001 (11.87% at December 31, 2000 and 10.26% at December 31, 1999). If a payment default were to occur, the interest rate will be increased by four percentage points. If any other event of default were to occur, the interest rate will be increased by two percentage points.

        The Revolver commitment will be further reduced, pro rata with the Term Loan and Term B Loan, (i) by applying the net asset sale proceeds of certain asset sales (both as defined in the Amended Senior Secured Credit Facility) in an amount equal to (A) 85% of gross property, plant and equipment allocated to the assets sold, plus (B) a make up of any shortfall on prior asset sales with respect to all other asset sales made by the Borrowers and guarantors since April 2001, plus (C) 50% of any proceeds in excess of the full gross property, plant and equipment allocated to the assets sold after payment of the amounts in
(A) and (B), (ii) by 50% of the net securities proceeds (as defined) from the future issuance of equity interests by KMC Holdings in excess of a cumulative $200.0 million, (iii) by prepayment of 50% of the excess operating cash flow for any fiscal year commencing in 2001 and (iv) by any tax refunds in excess of $5 million.

        KMC Holdings has unconditionally guaranteed the repayment of the Amended Senior Secured Credit Facility when such repayment is due, whether at maturity, upon acceleration, or otherwise. KMC Holdings has pledged the shares of each of the Borrowers and granted a security interest in its assets to the Lenders to collateralize its obligations under the guaranty. In addition, the Borrowers have each pledged all of their assets to the Lenders.

        KMC Holdings formed a subsidiary holding company, KMC Data Holdco LLC ("Data Holdco") to own all of the common stock of its operating subsidiaries which are engaged in its Nationwide Data Platform business. KMC Holdings has pledged the shares of Data Holdco as further collateral for KMC Holdings' guaranty of the Amended Senior Secured Credit Facility.

        The Amended Senior Secured Credit Facility contains a number of affirmative and negative covenants, which restrict the ability of the Borrowers to consolidate or merge with any person, sell or lease assets not in the ordinary course of business, sell or enter into long term leases of dark fiber, redeem stock, pay dividends or make any other payments (including payments of principal or interest on loans) to KMC Holdings, create subsidiaries, transfer any permits or licenses, or incur additional indebtedness or act as guarantor for the debt of any person, subject to certain conditions. In addition, the Borrowers must meet specific liquidity tests 14 days prior to each due date of cash interest and dividend payments on the Company's senior discount notes, senior notes and preferred stock.

        The Company is required to use excess cash flows (as defined) from its National Data Platform business and the net asset sale proceeds from any asset sale from its National Data Platform business to be contributed to a Borrower, until such time as the Borrowers are free cash flow positive and an aggregate of approximately $65 million has been contributed to a Borrower.

        The Borrowers are required to comply with certain financial tests, including, among others, certain minimum core revenues, minimum EBITDA and maximum capital expenditures.

        Failure to satisfy any of the financial covenants will constitute an event of default under the Amended Senior Secured Credit Facility permitting the Lenders, after notice, to terminate the commitment and/or accelerate payment of outstanding indebtedness thereunder. The Amended Senior Secured Credit Facility also includes other customary events of default, including, without limitation, a cross-default to other material indebtedness, material undischarged judgments, bankruptcy, loss of a material franchise or material license, breach of representations and warranties, a material adverse change and the occurrence of a change of control of the Company.

        In connection with the May 2002 Amendment, certain requisite Lenders agreed to defer to June 30, 2003 the installments of principal of the Term Loan and the Term B Loan scheduled to be paid on April 1, 2003 and any mandatory prepayments of principal on the Revolver due on April 1, 2003. As of the effective date of the May 2002 Amendment, assuming the Term B Loan and Revolver were fully utilized, a minimum of $26.0 million of an aggregate $35.0 million of principal payments otherwise due April 1, 2003, has been deferred until June 30, 2003. In addition, the Company agreed to provide to the Lenders who agree to defer the April 1, 2003 payment, $43.0 million maturity value Senior Discount Notes held by the Company's subsidiary and 15% of any notes purchased by the Company or its subsidiaries after the May 2002 Amendment.

        Also in connection with the May 2002 Amendment, the Lenders waived failures by the Borrowers to comply with certain covenants, the requirement for prepayment of loans from net asset sale proceeds from the February 2002 sale of two Tier III markets and the restriction of Data Holdco to purchase notes issued pursuant to the indentures. The requirement by the Borrowers to submit a proposal with respect to KNT was waived until July 1, 2003. The Lenders also agreed to make available to the Borrowers certain proceeds that resulted from the February 2002 sale of two Tier III markets from asset sales so that the Borrowers can use such proceeds to purchase certain telecommunications equipment, to pay transaction costs and for working capital and other general corporate purposes, provided that the Borrowers meet certain conditions.

KMC FUNDING MONETIZATION

         In March 2001, the Company entered into a financing transaction (the "KMC Funding Monetization") that resulted in the Company receiving unrestricted gross proceeds of $325.0 million from a secured loan. The KMC Funding Monetization is secured by the future cash flows from the Company's Nationwide Data Platform business contract that was entered into in June 2000 with our largest carrier customer. The KMC Funding Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. The Company retains the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). The Company realized net proceeds of approximately $145.5 million after using a portion of the gross proceeds to repay the 48 month loan which the Company obtained from Dresdner Kleinwort Capital North American Leasing, Inc. in November 2000 to finance its acquisition of the KMC Funding Equipment, as well as to pay any financing fees and expenses related to the monetization. The interest rate on the KMC Funding Monetization is 7.34%.

KMC FUNDING V MONETIZATION

        In March 2001, the Company entered into a financing transaction (the "KMC Funding V Monetization") that resulted in the Company receiving unrestricted gross proceeds of $225.4 million from a secured loan. The KMC Funding V Monetization is secured by the future cash flows from the Company's Nationwide Data Platform business contract that was entered into in March 2000 with our largest carrier customer. The KMC Funding V Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. The Company retains the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). The Company realized net proceeds of approximately $125.5 million after using a portion of the gross proceeds to exercise its purchase option with respect to the KMC Funding V Equipment which the Company was leasing from General Electric Capital Corporation ("GECC") and CIT Lending Services Corporation under an operating lease, as well as to pay any financing fees and expenses related to the monetization. The interest rate on the KMC Funding V Monetization is 6.77%.

KMC FUNDING VIII FINANCING

        In August 2001, the Company entered into a financing transaction (the "KMC Funding VIII Financing") that resulted in the Company receiving unrestricted gross proceeds of $73.4 million from a secured loan. The KMC Funding VIII Financing is secured by the future cash flows from the Company's VOIP MGS contract that was entered into in March 2001 with our largest carrier customer. The KMC Funding VIII Financing requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. The Company retains the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). The Company realized net proceeds of approximately $1.0 million after using the gross proceeds to finance its acquisition of the KMC VIII Funding Equipment, as well as to pay any financing fees and expenses related to the financing. The interest rate on the KMC Funding VIII Financing is 6.19%.

KMC FUNDING IX MONETIZATION

        In December 2001, the Company entered into a financing transaction (the "KMC Funding IX Monetization") that resulted in the Company receiving unrestricted gross proceeds of $114.0 million from a secured loan. The KMC Funding IX Monetization is secured by the future cash flows from the Company's Nationwide Data Platform business Port Access contract that was entered into in June 2001 with our largest carrier customer. The KMC Funding IX Monetization requires that the principal and interest be paid on a monthly basis upon receipt of the monthly proceeds from the related contract. The Company retains the right to receive the remaining cash flows from this contract which are expected to be approximately 25% of the monthly cash flows (from which on-going operational expenses must be paid). The Company realized net proceeds of approximately $19.6 million after using a portion of the gross proceeds to finance its acquisition of the Port Access equipment, as well as to pay any financing fees and expenses related to the monetization. The interest rate on the KMC Funding IX Monetization is 8.49%.

KMC FUNDING INTERNET INFRASTRUCTURE EQUIPMENT FINANCING

        In November 2000, the Company's subsidiary, KMC Telecom Funding Corporation, entered into an agreement with Dresdner Kleinwort Capital North American Leasing, Inc. to finance the $168.0 million of Internet infrastructure equipment purchased from a major carrier customer in June 2000 (the "KMC Funding Equipment") (See Note 9). The proceeds from this loan were used to fund the vendor payments due on the KMC Funding Equipment. Borrowings under this loan bore interest payable at a rate of 200 basis points above the LIBOR Rate. The loan was amended in March 2001 to allow the Company to borrow an additional $21.0 million. As of December 31, 2000, the outstanding balance on this loan was $110.0 million and an additional $79.0 million was drawn down through March 2001. This loan was repaid in full in March 2001, using a portion of the proceeds from the KMC Funding Monetization.

TELECOM IV SENIOR SECURED TERM LOAN

          During the quarter ended June 30, 2000, the Company's subsidiary, KMC Telecom, IV, Inc., closed a new senior secured term loan (the "Telecom IV Loan") with Lucent Technologies Inc. The Telecom IV Loan initially provided up to $35.0 million of principal borrowings, plus accrued interest, until certain conditions were met and then provided for additional principal borrowings up to a ceiling of $50.0 million, plus accrued interest. In December 2000, the Company and Lucent agreed to terminate this arrangement and the equipment purchased with funds from the Telecom IV Loan was returned to Lucent. Accordingly, the Telecom IV Loan balance was extinguished in full and this facility is no longer available to the Company.

SENIOR DISCOUNT NOTES

        On January 29, 1998, KMC Holdings sold 460,800 units, each unit consisting of a 12 1/2% senior discount note with a principal amount at maturity of $1,000 due 2008 pursuant to the Senior Discount Note Indenture between KMC Holdings and the Chase Manhattan Bank, as trustee and one warrant to purchase ..21785 shares of Common Stock of KMC Holdings at an exercise price of $.01 per share. The gross and net proceeds of the offering were approximately $250.0 million and $236.4 million, respectively. A substantial portion of the net proceeds of the offering have been invested by KMC Holdings in its subsidiaries. On August 11, 1998, KMC Holdings exchanged the notes issued on January 29, 1998 for $460.8 million aggregate principal amount at maturity of notes that had been registered under the Securities Act of 1933 (as used below and elsewhere herein, "Senior Discount Notes" includes the original notes and the exchange notes).

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

        During the year ended December 31, 2001, the Company repurchased an aggregate maturity value of approximately $179.5 million of the Senior Discount Notes (see Note 19). The Company made additional repurchases of the Senior Discount Notes during the first quarter of 2002. See Note 21 for additional information regarding the Company's note repurchases.

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

        The Company entered into agreements for the repurchase of approximately $76.6 million of the Senior Notes during the first quarter of 2002. See Note 21 for additional information regarding the Company's repurchase options.

FUTURE DEBT REPAYMENT SCHEDULE

        After giving effect to the May 2002 Amendment, the principal repayment schedule of the Company's outstanding debt as of December 31, 2001 is as follows (IN THOUSANDS):

                                  2002              $164,183
                                  2003               262,038
                                  2004               313,997
                                  2005               259,707
                                  2006               204,697

                            Thereafter               615,230
                                                    --------
                                 Total            $1,819,852
                                                   =========




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

7.  REDEEMABLE AND NONREDEEMABLE EQUITY

SERIES G PREFERRED STOCK

        In July 2000, the Company issued 58,881 and 481,108 shares of Series G-1 Voting and G-2 Non-Voting Convertible Preferred Stock (the "Series G Preferred Stock"), respectively, to Lucent Technologies, Dresdner Kleinwort Capital Private Equity Partners, CIT Lending Services, Nassau Capital Partners and Harold N. Kamine, the Company's Chairman of the Board, for aggregate gross proceeds of $182.5 million. The Series G Preferred Stock has a liquidation preference of $337.97 per share and an annual cumulative dividend equal to 7.0% of the liquidation preference. Payment of the unpaid dividends is triggered by
(i) an initial public offering in which the Company receives aggregate gross proceeds of at least $80 million or (ii) a merger, consolidation or sale of substantially all assets. As of December 31, 2001, accumulated but unpaid dividends on the Series G Preferred Stock aggregated approximately $19.0 million.

        Each share of Series G Preferred Stock is convertible into a number of shares of Common Stock equal to the liquidation preference of each share divided by the conversion price then in effect. Initially, the conversion price is $337.97. However, this price is adjustable, subject to certain exceptions, upon the occurrence of certain events including (i) the issuance or sale of Common Stock for a consideration per share less than the conversion price, (ii) the issuance of rights or options to acquire common stock or convertible securities with an exercise price less than the conversion price and (iii) the issuance or sale of other convertible securities with a conversion or exchange price lower than the conversion price. The Series G Preferred Stock will be automatically converted into Common Stock upon (i) a Qualified Public Offering, defined as sale of common stock pursuant to a registration statement in which the Company receives aggregate gross proceeds of at least $80.0 million, provided that the per share price at which such shares are sold in such offering is not less than the liquidation preference then in effect, or (ii) the election of holders of at least two-thirds of the outstanding shares of Series G Preferred Stock. At December 31, 2001, the conversion price was $326.79

        The Series G Preferred Stock ranks senior to the Common Stock, Series A Convertible Preferred Stock and Series C Convertible Preferred Stock, on a parity with the Series F Senior Redeemable, Exchangeable, PIK Preferred Stock and junior to the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock. The Series G-1 shareholders are entitled to vote on all matters before the common holders, as a single class with the common, on an as if converted basis.

        Subject to certain limitations and conditions, at the request of the holders of at least two-thirds of the Series G Preferred Stock, the Company may be required to redeem the Series G Preferred Stock upon (i) a change of control or sale of the Company, or (ii) August 15, 2009.

SERIES E PREFERRED STOCK

        On February 4, 1999, the Company issued 25,000 shares of Series E Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series E Preferred Stock") to Newcourt Finance (now CIT Lending Services), generating aggregate gross proceeds of $22.9 million. On April 30, 1999, the Company issued an additional 35,000 shares of Series E Preferred Stock for gross proceeds of $25.9 million. The Series E Preferred Stock provided for a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. On or before January 15, 2004, the Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series E Preferred Stock. After January 15, 2004, dividends must be paid in cash, subject to certain conditions. Unpaid dividends accrue at the dividend rate of the Series E Preferred Stock, compounded quarterly. During 2000 and 2001, the Company issued 9,951 and 17,051 shares of Series E Preferred Stock, respectively, to pay the dividends due for such periods. The increase in dividends was primarily due to the conversion of all of the Series F Preferred Stock into Series E Preferred Stock as of February 4, 2001 and all subsequent dividends were paid as Series E Preferred Stock.

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

SERIES F PREFERRED STOCK

        On February 4, 1999, the Company issued 40,000 shares of Series F Senior Redeemable, Exchangeable, PIK Preferred Stock (the "Series F Preferred Stock") to Lucent and Newcourt Finance (now CIT Lending Services Corporation), generating aggregate gross proceeds of $38.9 million. The Series F Preferred Stock provided for a liquidation preference of $1,000 per share and an annual dividend equal to 14.5% of the liquidation preference, payable quarterly. The Company may pay dividends in cash or in additional fully paid and nonassessable shares of Series F Preferred Stock. During 2000 and 2001, the Company issued 6,654 and 1,749 shares of Series F Preferred Stock, respectively, to pay the dividends due for such periods. The decrease in dividends was due to the conversion of the Series F Preferred Stock into Series E Preferred Stock, as discussed below, and all subsequent Series F Preferred Stock dividends were paid as Series E Preferred Stock.

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

SERIES A PREFERRED STOCK

        There are 123,800 shares of Series A Cumulative Convertible Preferred Stock of KMC Holdings ("Series A Preferred Stock") authorized and outstanding. Such stock was issued to two entities, Nassau Capital Partners, L.P. and NAS Partners I L.L.C. ("Nassau Capital" and "Nassau Partners", respectively, collectively referred to as "Nassau") in January 1997 upon the conversion of certain notes payable and related accrued interest due to Nassau aggregating $12,380,000. Series A Preferred Stock has a liquidation preference of $100 per share and an annual dividend equal to 7.0% of the liquidation preference, payable quarterly, when and if declared by the Board of Directors out of funds legally available therefor. Unpaid dividends accumulate and the unpaid amount increases at the annual rate of 7.0%, compounded quarterly. All accumulated but unpaid dividends will be paid upon the occurrence of a Realization Event (defined as (i) an initial public offering with gross proceeds of at least $40 million or (ii) sale of substantially all the assets or stock of the Company or the merger or consolidation of the Company into one or more other corporations). As of December 31, 2001, accumulated and unpaid dividends on the Series A Preferred Stock aggregated approximately $4.3 million. Notwithstanding the foregoing, pursuant to an agreement among Nassau and the Company, Nassau has agreed to forego the payment of dividends from September 22, 1997 through the date on which Nassau disposes of its interest in the Company; provided that at the time of such disposition, Nassau has received not less than a 10% annual compound rate of return during the period it held the Series A Preferred Stock.

        Series A Preferred Stock was initially convertible into Common Stock at a conversion price equal to $20.63 per share of Common Stock, subject to adjustment upon the occurrence of certain events. At December 31, 2001, the conversion price was $19.95. Holders of Series A Preferred Stock may convert all or part of such shares to Common Stock. Upon conversion, subject to the aforementioned agreement to forego the payment of dividends, the holders are entitled to receive a cash payment of the accumulated but unpaid dividends; provided, however, that the Company may substitute common shares having a fair market value equal to the amount of such cash payment if the conversion occurs before a Realization Event. Series A Preferred Stock will automatically convert into Common Stock upon the occurrence of a Qualified Public Offering (defined as the first sale of Common Stock pursuant to a registration statement filed under the Securities Act of 1933 in which the Company receives gross proceeds of at least $40 million, provided that the per share price at which such shares are sold in such offering is at least four times the conversion price of the Series A Preferred Stock).

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

SERIES C PREFERRED STOCK

        There are 350,000 shares of Series C Cumulative Convertible Preferred Stock of KMC Holdings ("Series C Preferred Stock") authorized, of which 175,000 shares are outstanding at December 31, 2001. The Company issued 150,000 of such shares were issued in November 1997, generating aggregate gross proceeds of $15 million and the remaining 25,000 shares were issued in January 1998 upon the conversion of an equal number of shares of Series D Preferred Stock. Series C Preferred Stock has a liquidation preference of $100 per share and an annual dividend equal to 7.0% of the liquidation preference, payable quarterly, when and if declared by the Board of Directors out of funds legally available therefor. Unpaid dividends accumulate and the unpaid amount increases at the annual rate of 7.0%, compounded quarterly. All accumulated but unpaid dividends will be paid upon the occurrence of a Realization Event. As of December 31, 2001, accumulated but unpaid dividends on the Series C Preferred Stock aggregated approximately $5.8 million. Notwithstanding the foregoing, pursuant to the Purchase Agreement among the Company, Nassau, GECC and Wachovia Bank ("First Union"), each current holder of Series C Preferred Stock has agreed to forego the payment of dividends that accumulate during the period from issuance through the date on which such holder disposes of its interest in the Company; provided that at the time of such disposition, it has received not less than a 10% annual compound rate of return during such period.

        Series C Preferred Stock was initially convertible into Common Stock at a conversion price equal to $42.18 per share of Common Stock; provided that such amount is subject to adjustment upon the occurrence of certain events. At December 31, 2001, the conversion price was $40.78. Holders of Series C Preferred Stock may convert all or part of such shares to Common Stock. Upon conversion, subject to the aforementioned agreement to forego the payment of dividends, the holders are entitled to receive a cash payment of the accumulated but unpaid dividends; provided, however, that the Company may substitute common shares having a fair market value equal to the amount of such cash payment if the conversion occurs before a Realization Event. Series C Preferred Stock will automatically convert into Common Stock upon the occurrence of a Qualified Public Offering.

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

        Pursuant to provisions contained in an Amended and Restated Stockholders Agreement dated as of October 31, 1997, as further amended, among the Company, Mr. Kamine, Nassau, CIT Lending Services Corporation, GECC, First Union, Lucent and Dresdner Kleinwort Capital (the "Stockholders' Agreement"), these stockholders have agreed to vote their shares and take all necessary actions to elect the following individuals to the Company's board of directors: the Chief Executive Officer, the President, three individuals designated by Nassau, two individuals designated by Mr. Kamine, one individual designated by Dresdner Kleinwort Capital and one individual as an independent director approved by Nassau, Mr. Kamine and other principal existing stockholders. GECC or a person to whom GECC transfers its shares may be entitled to designate one individual under certain circumstances. The number of directors each of Nassau, Mr. Kamine and Dresdner Kleinwort Capital is entitled to designate will decrease as their respective percentages of ownership decrease. If a default relating to payment occurs under the Amended Senior Secured Credit Facility and continues uncured for 90 days, the holders of Series C Preferred Stock (currently Nassau, GECC and First Union) are entitled to elect two additional Directors, who will serve until the default is cured. In addition, under the certificate of designations relating to our Series E Preferred Stock, if a default occurs under such certificate(s), the holders of Series E Preferred Stock will have the right to elect one additional individual each to serve as a director (for a total of two additional directors), in each case until the default is cured and all accrued dividends on such preferred stock are paid in full.

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

        The redeemable preferred stock, redeemable common stock and redeemable common stock warrants, which are subject to the stockholders agreement, are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At December 31, 2001, the aggregate redemption value of the redeemable equity was approximately $215.5 million, reflecting per share redemption amounts of $100 for the Series A Preferred Stock, $100 for the Series C Preferred Stock, $338 for the Series G Preferred Stock and $8 for the redeemable common stock and redeemable common stock warrants.

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

LENDER WARRANTS

        In connection with the execution of an April 2001 amendment to the Amended Senior Secured Credit Facility, the Company agreed to deliver to a warrant agent certificates representing warrants to purchase an aggregate of 166,542 shares of common stock at an exercise price of $.01 per share (the "Lender Warrants"). The terms of the Lender Warrants provide that they will become issuable under the circumstances described in the following paragraph:

        If (i) on or before October 31, 2001, the Company shall have failed to prepay an aggregate of $50.0 million under the Amended Senior Secured Credit Facility (which prepayment was not made by October 31, 2001) and (ii) on or before January 31, 2002 the Company shall have failed to (A) prepay an additional $50.0 million under the Amended Senior Secured Credit Facility and
(B) make additional cash capital contributions to the Borrowers in the aggregate amount of $50.0 million, 50% of the Lender Warrants will be issued pro rata to the Lenders under the Amended Senior Secured Credit Facility. If the Company fails to make aggregate cash capital contributions to the Borrowers in the amount of $100.0 million by March 31, 2002 (including any amounts taken into consideration pursuant to clause (ii)(B), above), 50% of the Lender Warrants will be issued pro rata to the Lenders under the Amended Senior Secured Credit Facility. Any Lender Warrants which do not become issuable as described herein will be returned to the Company by the warrant agent. As of December 31, 2001, it was determined that the issuance of these warrants was highly probable and therefore, the Company recorded these warrants at their approximate fair market value of $1.3 million. See Note 21 for further discussion regarding these lender warrants.

GECC  WARRANTS

        In connection with a predecessor to the Amended Senior Secured Credit Facility, warrants to purchase 10,000 shares of Common Stock were issued to GECC in 1997. These warrants are exercisable from issuance through January 21, 2005 at an exercise price of $.01 per share. The fair value of such warrants was determined to be $525,000, which was reflected as a charge to deferred financing costs and credited to redeemable equity. Pursuant to the Stockholders' Agreement, GECC may put the shares of Common Stock issuable upon the exercise of such warrants back to the Company. These warrants have been presented as redeemable common stock warrants in the accompanying balance sheet at December 31, 2001.

SENIOR DISCOUNT NOTE WARRANTS

        In connection with the sale of Senior Discount Notes in January 1998, the Company issued warrants to purchase an aggregate of 100,385 shares of Common Stock at an exercise price of $.01 per share. The net proceeds of approximately $10.4 million represented the fair value of the warrants at the date of issuance. In the first quarter of 2000 a portion of these warrants were exercised resulting in outstanding warrants to purchase an aggregate of 99,285 shares of Common Stock at December 31, 2001. The remaining warrants are exercisable through January 2008.

ORIGINAL PIK WARRANTS

        In connection with the February 4, 1999 issuances of the Series E Preferred Stock and the Series F Preferred Stock, warrants to purchase an aggregate of 24,660 shares of Common Stock were sold to Newcourt Finance (now CIT Lending Services) and Lucent. The aggregate gross proceeds from the sale of these warrants was approximately $3.2 million. These warrants are exercisable from February 4, 2000 through February 1, 2009 at an exercise price of $.01 per share.

ADDITIONAL PIK WARRANTS

        In connection with the April 30, 1999 issuance of additional shares of the Series E Preferred Stock, warrants to purchase an aggregate of 60,353 shares of Common Stock were issued to Newcourt Finance (now CIT Lending Services) and First Union. The aggregate gross proceeds from the sale of these warrants was approximately $9.1 million. These warrants are exercisable from February 4, 2000 through February 1, 2009 at an exercise price of $.01 per share.

OPTIONS

        The Board of Directors has adopted the KMC Holdings Stock Option Plan (the "1998 Plan"), which authorizes the grant of options to purchase Common Stock of the Company. The 1998 Plan was approved by the stockholders, effective July 15, 1998.

        The 1998 Plan, which is administered by the Compensation Committee of the Board of Directors of KMC Holdings, provides for various grants to key employees, directors, affiliated members or other persons having a unique relationship with the Company excluding Mr. Kamine and any person employed by Nassau Capital or any Nassau affiliate. Grants may include, without limitation, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stocks, purchase stocks, performance shares and performance units. The Compensation Committee has the power and authority to designate recipients of the options and to determine the terms, conditions, and limitations of the options.

        Under the 1998 Plan, options to purchase 600,000 shares of Common Stock of KMC Holdings are eligible for grant, of which 13,560 options have not been granted as of December 31, 2001. No individual may receive options for more than 75,000 shares. The exercise price of all incentive stock options granted under the 1998 Plan must be at least equal to the fair market value of the shares on the date of grant. The exercise price of all non-qualified stock options granted under the 1998 Plan must be at least 25% of the fair market value of the shares on the date of grant.

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

        Information on stock options is as follows:



                                                                           WEIGHTED
                                               NUMBER OF SHARES        AVERAGE EXERCISE
                                         OUTSTANDING     EXERCISABLE   PRICE OF OPTIONS
                                        --------------  ------------   ----------------
Balances, December 31, 1998............    262,500         117,000           $ 26
  Granted..............................     82,342               -           $147
  Became exercisable...................          -          51,669
  Exercised............................    (15,600)        (15,600)          $ 22
  Cancelled............................    (27,200)         (2,000)          $ 26
                                        --------------  ---------------
Balances, December 31, 1999............    302,042         151,069           $ 59
  Granted..............................    255,674               -           $173
  Became exercisable...................          -         136,929
  Exercised............................     (7,803)         (7,803)           $77
  Cancelled............................    (38,014)         (4,726)          $158
                                        --------------  ---------------
Balances, December 31, 2000............    511,899         275,469           $109
  Granted..............................     92,207               -           $124
  Became exercisable...................          -          75,393
  Exercised............................          -               -
  Cancelled............................    (41,069)        (11,272)          $148
                                        --------------  ---------------
Balances, December 31, 2001............    563,037         339,590            $85
                                        ==============  ===============



        During 2001, the Company repriced certain of its outstanding stock options to an exercise price of $100 per share. The weighted-average exercise price of options exercisable at December 31, 1999, 2000 and 2001 is $26, $48 and $58, respectively, and the weighted-average fair value of options granted during 1999, 2000 and 2001 were $134, $236 and $106 per share, respectively.

        The range of exercise prices, number of shares and the weighted-average remaining contractual life for options outstanding as of December 31, 2001 were as follows:

                                                                WEIGHTED-
                                                  WEIGHTED-      AVERAGE
                                       NUMBER      AVERAGE      REMAINING
       RANGE OF           NUMBER      OF SHARES    EXERCISE    CONTRACTUAL
   EXERCISE PRICES      OF SHARES    EXERCISABLE    PRICE          LIFE
------------------------------------------------------------------------------

       $20-$50            209,450       202,950     $ 26       4.7 years
       $51-$100           254,773        99,116     $ 88       8.6 years
      $101-$150            38,106        22,646     $125       6.9 years
      $200-$250            60,708        14,392     $250       7.9 years
                         --------     ---------

   Total $20 - $250       563,037       339,104     $ 85       7.0 years
                          =======       =======

        During the year ended December 31, 2001, non-qualified options to purchase an aggregate of 92,207 shares were granted to employees of the Company, at exercise prices of $300 (10,965) and $100 (81,242). All such options have 10 year terms and vest as to 10% of the shares covered thereby every six months.

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

        Based on the estimated fair value of the Common Stock of KMC Holdings at December 31, 1999, December 31, 2000 and December 31, 2001, cumulative deferred compensation obligations of $50,972,000, $89,190,000 and $1,802,000 respectively, have been established. The Company has recognized compensation expense/(credits) aggregating $29,833,000, $34,571,000 and ($80,795,000) for the
years ended December 31, 1999, 2000 and 2001, respectively.

        In accordance with the provisions of Statement 123, the Company applies APB 25 and related interpretations in accounting for its stock option plan. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by Statement 123, net loss and net loss per common share would have been the following:

                                               DECEMBER 31,
                                     1999          2000          2001
                                   ----------   ------------  -----------
                                      (IN THOUSANDS, EXCEPT PER SHARE
                                                 AMOUNTS)

Net loss:
  As reported....................  $(225,716)    $(359,687)    $(256,260)
                                   ==========   ============  ===========
  Pro forma......................  $(219,599)    $(369,114)    $(279,514)
                                   ==========   ============  ===========

Net loss per common share:
  As reported....................  $  (360.88)   $  (531.21)   $  (162.13)
                                   ==========   ============  ===========
  Pro forma......................  $  (353.70)   $  (542.24)   $  (189.16)
                                   ==========   ============  ===========

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         1999            2000            2001
                                      ------------    ------------    ----------

Expected dividend yield.............       0%              0%                0%
Expected stock price volatility.....      70%             85%             130.0%
Risk-free interest rate.............     6.5%            6.0%              4.9%
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

8.  INFORMATION BY BUSINESS SEGMENT

        The Company has two reportable segments as defined by FASB Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION": a Tier III Markets segment and a Nationwide Data Platform segment. The Company owns and operates fiber-based networks and switching equipment in all of its 37 Tier III markets, which are predominantly located in the South, Southeast, Midwest and Mid-Atlantic United States. The Nationwide Data Platform segment provides local Internet access infrastructure and other enhanced data services in over 140 markets nationwide.

        The Company evaluates the performance of its operating segments based on earnings/(loss) before interest, income taxes, depreciation and amortization, non-cash stock compensation expense/(credit), other expense, impairment on long lived assets and cumulative effect of change in accounting principle ("Adjusted EBITDA"). There are no significant intersegment transactions.

        Prior to the development of the Nationwide Data Platform segment in late fiscal 2000, the Company was managed as one reporting segment for fiscal 1999. Therefore, segment data for such year is not presented.

                                                YEAR ENDED DECEMBER 31, 2001
                                                       (IN THOUSANDS)


                                                  NATIONWIDE
                             TIER III MARKETS   DATA PLATFORM      CORPORATE           TOTAL
                             ----------------   -------------      ---------           -----

Revenues.....................  $  212,291        $ 241,148       $       -         $  453,439

Adjusted EBITDA..............     (60,457)         113,940          (7,245)            46,238
Depreciation and amortization    (104,220)         (78,266)        (20,564)          (203,050)
Stock compensation credit....       2,697              913          77,185             80,795
Asset impairment charge......     (97,900)          (7,970)           (586)          (106,456)
Interest income..............       4,291            1,772           2,745              8,808
Interest expense.............    (142,638)         (37,722)        (10,135)          (190,495)
                                ----------        ---------       ----------        ----------
Net income/(loss)............    (398,227)          (7,333)         41,400           (364,160)
Extraordinary item...........           -                -         107,900            107,900
Reversal of accretion on
  redeemable preferred stock.           -                -         116,643            116,643
                                ----------        ---------       ----------        ----------
Net income/(loss) applicable
  to shareholders............  $ (398,227)       $  (7,333)      $ 265,943         $ (139,617)
                                ----------        ---------       ----------        ----------
Total assets.................  $  729,250        $ 539,726       $  64,796         $1,333,772
                                ==========        =========       ==========        ==========
Capital expenditures.........  $   33,074        $ 305,988       $  12,137         $  351,199
                                ==========        =========       ==========        ==========
Total principal repayments
   of indebtedness...........  $        -        $  89,881       $       -         $   89,881
                                ==========        =========       ==========        ==========


                                                YEAR ENDED DECEMBER 31, 2000
                                                       (IN THOUSANDS)


                                                 NATIONWIDE
                             TIER III MARKETS   DATA PLATFORM      CORPORATE          TOTAL
                             ----------------   -------------      ---------          -----

Revenues...................    $  161,938        $  47,257       $       -         $  209,195

Adjusted EBITDA............      (124,545)           1,667             205           (122,673)
Depreciation and
amortization...............       (62,842)          (1,409)        (11,878)           (76,129)
Stock compensation expense.        (1,037)            (346)        (33,188)           (34,571)
Interest income............         8,429            1,188           2,167             11,784
Interest expense...........      (122,290)            (227)        (13,876)          (136,393)
Cumulative effect of
change in accounting
  principle................        (1,705)               -               -             (1,705)
                                 ---------         -------         -------           --------
Net income/(loss)..........      (303,990)             873         (56,570)          (359,687)
Dividends and accretion on
 redeemable preferred
 stock.....................             -                -         (94,440)           (94,440)
                                 ---------         -------         -------           --------
Net income/(loss)
  applicable to
  shareholders.............    $ (303,990)       $     873       $ 151,010)        $ (454,127)
                                 --------          -------         -------           --------

Total assets...............    $  971,861        $ 263,708       $  95,706         $1,331,275
                                =========          =======        ========          =========
Capital expenditures.......    $  274,191        $ 176,970       $   6,490         $  457,651
                                =========          =======        ===========       ==========
Total principal repayments
  of indebtedness..........    $        -        $       -       $       -         $        -
                                =========          =======        ===========       ==========

                                     66

SERVICE REVENUES

        The Company provides on-net switched and dedicated services and resells switched services previously purchased from the incumbent local exchange carrier. On-net services include both services provided through direct connections to our own networks and services provided by means of unbundled network elements leased from the incumbent local exchange carrier.

        The Company's service revenues consist of the following:

                                            YEAR ENDED DECEMBER 31,
                                        1999         2000         2001
                                      ---------    ----------   ----------
                                                (IN THOUSANDS)
On-net.........................       $44,615      $198,177     $443,485
Resale.........................        19,698        11,018        9,954
                                      ---------    ----------   ----------
Total..........................       $64,313      $209,195     $453,439
                                      =========    ==========   ==========


9. SIGNIFICANT CONTRACTS

PORT ACCESS CONTRACT

        In June 2001, the Company entered into an agreement with the Company's largest carrier customer pursuant to which the Company agreed to purchase, install and maintain, throughout the United States, approximately $83.0 million of Internet protocol routers, switches and other equipment; principally to handle high speed Internet traffic on behalf of the carrier. The services agreement commenced in the second half of 2001 and expires 63 months later. The Company financed the cost of this equipment in December 2001 (see Note 5 - KMC Funding IX Financing).

VOIP MGS CONTRACT

        In March 2001, the Company entered into an agreement with the Company's largest carrier customer pursuant to which the Company agreed to purchase, install and maintain, throughout the United States, approximately $65.0 million of Voice over Internet Protocol equipment (the "KMC Funding VIII Equipment"), principally to handle Voice over Internet Protocol traffic on behalf of the carrier. The services agreement commenced in the second half of 2001 and expires 48 months later, and provides annualized revenues of approximately $28.7 million. The Company has recognized the full monthly revenue commencing July 2001, in accordance with the installation and acceptance provisions specified in the service agreement. The Company financed the cost of the KMC Funding VIII Equipment in August 2001 (see Note 5 - KMC Funding VIII Financing).

MARCH 2000 INTERNET INFRASTRUCTURE AGREEMENT

        In March 2000, the Company entered into an agreement with the Company's largest carrier customer pursuant to which (i) the Company purchased approximately $134.0 million of Internet infrastructure equipment (the "KMC Funding V Equipment") from the major carrier customer and (ii) the Company agreed to install and maintain this equipment, throughout the United States, principally to handle Internet service provider traffic on behalf of the major carrier customer. The Company has recognized the full monthly revenue commencing August 2000, in accordance with the installation and acceptance provisions specified in the service agreement. The services agreement commenced in August 2000 and expires in October 2004.

JUNE 2000 INTERNET INFRASTRUCTURE AGREEMENT

        In June 2000, the Company entered into an agreement with the Company's largest carrier customer pursuant to which (i) the Company purchased approximately $168.0 million of Internet infrastructure equipment from the major carrier customer and (ii) the Company agreed to install and maintain this equipment, in cities throughout the United States, principally to handle Internet service provider traffic on behalf of the major carrier customer. The Company has recognized the full monthly revenue commencing November 2000, in accordance with the installation and acceptance provisions specified in the service agreement. The services agreement commenced in November 2000 and expires in July 2005.

10.  INCOME TAXES

        As of December 31, 2001, the Company and its subsidiaries had consolidated net operating loss carryforwards for United States income tax purposes ("NOLs") of approximately $817 million which expire through 2020. Under
Section 382 of the Internal Revenue Code of 1986, as amended, if the Company undergoes an "ownership change," its ability to use its preownership change NOLs (NOLs accrued through the date of the ownership change) would generally be limited annually to an amount equal to the product of (i) the long-term tax-exempt rate for ownership changes prescribed monthly by the Treasury Department and (ii) the value of the Company's equity immediately before the ownership change, excluding certain capital contributions. Any allowable portion of the preownership change NOLs that is not used in a particular taxable year following the ownership change could be carried forward to subsequent taxable years until the NOLs expire, usually 20 years after they are generated. As a result of the cumulative effect of issuances of preferred and common stock through September 22, 1997, KMC Telecom has undergone an ownership change.

        For financial reporting purposes, the Company has an aggregate of approximately $639 million and $994 million of loss carryforwards and net temporary differences at December 31, 2000 and 2001, respectively. At existing federal and state tax rates, the future benefit of these items approximates $249 million at December 31, 2000 and $388 million at December 31, 2001. Valuation allowances have been established equal to the entire net tax benefit associated with all carryforwards and temporary differences at both December 31, 2000 and 2001 as their realization is uncertain.

        The composition of expected future tax benefits at December 31, 2000 and 2001 is as follows:

                                                      2000          2001
                                                   ------------ -------------
                                                         (IN THOUSANDS)

Net operating loss carryforwards.................  $  204,856  $    318,539
Temporary differences:
  Stock option compensation......................      33,011         1,540
  Asset impairment charge........................           -        41,518
  Depreciation...................................     (28,720)      (38,509)
  Interest accretion.............................      34,025        46,923
  Other, net.....................................       6,129        17,723
                                                   ------------ -------------
                                                      249,301       387,734

Less valuation allowance.........................    (249,301)     (387,734)
                                                   ------------ -------------
Net deferred tax assets..........................  $        -   $         -
                                                   ============ =============

        A reconciliation of the expected tax benefit at the statutory federal rate of 35% is as follows:

                                            1999           2000          2001
                                         ------------  -------------  ----------

Expected tax benefit at statutory
 rate...................................    (35.0)%       (35.0)%        (35.0)%
State income taxes, net of federal
  benefit...............................     (3.8)         (4.2)          (5.6)
Non-deductible interest expense.........      1.1           0.8            2.3
Other...................................      0.1           0.1            0.3
Change in valuation allowance...........     37.6          38.3           38.0
                                         ------------  -------------  ----------
                                                -%            -%             -%
                                         ============  =============  ==========

11.  COMMITMENTS AND CONTINGENCIES

LEASES
        The Company leases various facilities and equipment under operating leases. Minimum rental commitments are as follows (IN THOUSANDS):

                YEAR ENDING DECEMBER 31:
                ------------------------
                    2002........................      $8,699
                    2003........................       7,860
                    2004........................       7,367
                    2005........................       5,364
                    2006........................       4,356
              Thereafter........................      18,274
                                                   ---------
                                                     $51,920
                                                   =========

        Rent expense under operating leases was $3,815,000, $7,835,000 and $10,398,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

PURCHASE COMMITMENTS

        As of December 31, 2001, the Company has outstanding commitments aggregating approximately $3.5 million related to purchases of telecommunications equipment and fiber optic cable. The Company also has obligations under its agreements with certain suppliers and service providers under standard commercial terms.

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

12.  RELATED PARTY TRANSACTIONS

        On July 1, 1999, the Company acquired all of the membership interests of KMC Services LLC from Harold N. Kamine, the Company's Chairman of the Board of Directors, for nominal consideration. KMC Services LLC was formed to provide services to the Company and its customers, initially offering a leasing program for equipment physically installed at the customer's premises. The acquisition was accounted for as a combination of entities under common control, and no changes were made to the historical cost basis of KMC Services LLC's assets. During the second quarter of 1999, the Company had reduced the carrying value of its $709,000 loan receivable from KMC Services LLC to an amount equal to the value of KMC Services LLC's net assets at the acquisition date. KMC Services LLC has been consolidated with the Company since July 1, 1999.

        The Company and certain affiliated companies owned by Mr. Kamine share certain administrative services. The entity which bears the cost of the service is reimbursed by the other for the other's proportionate share of such expenses. The Company reimbursed Kamine-affiliated companies for these shared services an aggregate of approximately $60,000, $0 and $0 of expense for the years ended December 31, 1999, 2000 and 2001, respectively. During 1999, the Company purchased approximately $180,000 of office furniture and leasehold improvements from an entity controlled by Mr. Kamine.

        The Company leases its headquarters office through January 2012 from an entity in which a trust for the benefit of Mr. Kamine's children owns a fifty percent interest. This new lease provides for a base annual rental cost of approximately $1.0 million, adjusted periodically for changes in the consumer price index, plus operating expenses. Rent expense recognized under this new lease and a predecessor lease (pursuant to which the Company had leased smaller amounts of space) for the years ended December 31, 1999, 2000 and 2001 was $217,000, $1.1 million and $1.4 million respectively.

        Pursuant to an agreement dated as of January 1, 1999, the Company used a Citation III business jet chartered by Bedminster Aviation LLC, a limited liability company wholly owned by Mr. Kamine, for a fixed price per hour of flight time. During 1999 and 2000, the Company paid approximately $210,000 and $1.7 million, respectively, for the use of the Citation III. The Company did not use the services of Bedminster Aviation in 2001.

        Pursuant to an arrangement between the Company and KNT Network Technologies, LLC ("KNT"), a company independently owned by Harold N. Kamine and Nassau Capital, the principal stockholders of the Company, effective June 1, 2000, the Company transferred substantially all of the employees of its construction division to KNT. KNT was initially funded via a contribution of equity from Mr. Kamine and Nassau Capital to pursue third party networks construction and related contracts. KNT provided construction and maintenance services to the Company and was being reimbursed for all of the direct costs of these activities. In addition, the Company funded substantially all of KNT's general overhead and administrative costs at an amount not to exceed $15.0 million per annum.

        Amounts paid to KNT during the year ended December 31, 2001 related to this arrangement amounted to $35.2 million, of which $16.6 million was for network related construction and was capitalized into networks and equipment, $10.0 million was expensed as general and administrative costs and $8.6 million was expensed as direct maintenance costs. Amounts paid to KNT during fiscal 2000 related to this arrangement amounted to $20.0 million, of which $8.7 million was for network related construction and was capitalized into networks and equipment and the balance was charged to expense. KNT has indicated to the Company that they made payments to Mr. Kamine and Nassau Capital of $1.8 million and $450,000, respectively, in 2001 and $700,000 and $112,500 in 2000, respectively.
In March 2002, the Company entered into a termination agreement with KNT to terminate this arrangement. During the first quarter of 2002, substantially all of KNT's employees were either terminated or transferred back to the Company and the activities of KNT substantially ceased.

        In addition to services contracted with KNT, the Company also contracted services from Pretel Network Services Corporation, a wholly owned subsidiary of KNT and a former Company vendor prior to its acquisition by KNT in June 2000. Amounts paid to Pretel during the year ended December 31, 2001 were $6.4 million, of which $2.6 million was capitalized as plant construction costs and $3.8 million was expensed as plant maintenance costs. For the period from June 2000 through December 2000, amounts paid to Pretel were $1.7 million, of which $1.4 million was capitalized as plant construction costs and $0.3 million was expensed as plant maintenance costs.

        Pursuant to an agreement between the Company and Nassau, Nassau was paid $450,000 per annum in cash as a financial advisory fee for the years ended December 31, 1999, 2000 and 2001.

        Upon the initial closing of the offering of the Series G Convertible Preferred Stock in July 2000, the Company paid a fee of $1.0 million in cash to Nassau in cash and $2.0 million to Dresdner Kleinwort Capital.

        Upon the initial closing, in November 2000, of the 48 month loan which the Company obtained to finance the KMC Funding Equipment, the Company paid a fee of $1.0 million in cash to Dresdner Kleinwort

Capital North American Leasing, Inc. In March 2002, the Company paid an aggregate of $4.8 million to Dresdner Kleinwort Capital for options to repurchase a portion of the Company's Senior Notes. (See Note 21 for a detailed description of this transaction.)

        As of December 31, 2000 and 2001, the Company has made loans aggregating $350,000 to certain of its executives. Such loans bear interest at a rate of 6% per annum and, including accrued interest, are included in other assets.

        In connection with the closing of the KMC Funding IX Financing in December 2001, the Company paid General Electric Capital Corporation $1.1 million.

        As of May 2002, Mr. Kamine, Nassau Capital and Dresdner Kleinwort Capital owned $23.0 million, $26.8 million and $37.0 million of our Senior Notes, respectively. In accordance with the May 2002 Amendment, Mr. Kamine and Nassau Capital have deferred the receipt of interest payments on these Senior Notes until August 2003. In addition, Nassau Capital also owned $58.7 million of our Senior Discount Notes.

13.  NET LOSS PER COMMON SHARE

        The following table sets forth the computation of net loss per common share:


                                                 1999              2000             2001
                                              ------------     -------------     ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net loss before extraordinary item
   and cumulative effect of change in
   accounting principle...............        $(225,716)        $ (357,982)     $ (364,160)
  Extraordinary item..................                -                  -         107,900
  Cumulative effect of change in
   accounting principle...............                -             (1,705)              -
                                               -----------       ------------    ------------
  Net loss............................         (225,716)          (359,687)       (256,260)
  (Dividends and accretion)/reversal
   of accretion on redeemable
   preferred stock....................          (81,633)           (94,440)        116,643
                                               -----------       ------------    ------------
  Numerator for net loss applicable
   to common shareholders.............        $(307,349)        $ (454,127)     $ (139,617)
                                               ===========       ============    ============
Denominator:
  Denominator for net loss per common
   share - weighted average number of
   common shares outstanding - basic..              852                855             861
                                               ===========       ============    ============


  Net loss per common share before
   extraordinary item and cumulative
   effect of change in accounting
   principle - basic..................        $ (360.88)        $  (529.22)     $  (287.43)
  Extraordinary item..................                -                  -          125.30
  Cumulative effect of change in
   accounting principle...............                -              (1.99)           -
                                               -----------       ------------    ------------
  Net loss per common share...........        $  (360.88)       $  (531.21)     $  (162.13)
                                               ===========       ============    ============


          Options and warrants to purchase an aggregate of 496,729, 706,196, and 868,302 shares of common stock were outstanding as of December 31, 1999, 2000 and 2001, respectively, but a computation of diluted net loss per common share has not been presented, as the effect of such securities would be anti-dilutive.

14.     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        Information with respect to noncash investing and financing activities is as follows:

  In connection with the Senior Discounts Notes, the Company recognized noncash interest expense of $39.0 million and $38.3 million in 2000 and 2001, respectively.

  During 2000, the Company issued stock dividends to the holders of the Series E Preferred Stock and Series F Preferred Stock of 9,951 shares and 6,654 shares, respectively. During 2001, the Company issued stock dividends to the holders of the Series E Preferred Stock and Series F Preferred Stock of 17,051 shares and 1,749 shares, respectively.

  In February 2001, the springing warrants became issuable and were assigned a fair market value of approximately $10.7 million.

  In December 2001, the Company reversed approximately $1.2 million of Series G Preferred Stock accrued issuance costs that were never incurred. The offsetting credit was applied to Series G Preferred Stock.

  In December 2001, the Company transferred $35.4 million of assets from networks, plant and equipment and intangible assets into assets held for sale.

  In connection with options granted to employees under the KMC Holdings Stock Option Plan in, 1999, 2000 and 2001 and under the KMC Telecom Stock Option Plan in 1997, cumulative deferred compensation obligations of $50,972,000, $89,190,000 and $1,802,000 have been established in 1999, 2000 and 2001, respectively, with offsetting credits/debits to additional paid-in capital. Noncash compensation expense/(credit) of $29,833,000, $34,571,000 and ($80,795,000) in 1999, 2000 and 2001, respectively, was recognized in connection with such options.

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

        In September 2001, the Company reached an agreement with SBC Telecommunications, Inc. ("SBC") with respect to the Company's complaint regarding payment of past due reciprocal compensation. The companies agreed to a cash settlement of the disputed reciprocal compensation balance owed by SBC for usage on or before May 31, 2001. A related agreement resolved the Company's entitlement, and the rates to be applied, to future reciprocal compensation from SBC through May of 2004.

        The Company is arbitrating or pursuing resolution of this issue with other incumbent local exchange carriers. Its goal is to reach mutually acceptable terms for both outstanding and future reciprocal compensation amounts for all traffic. The Company cannot assure you that it will be successful in recovering all outstanding amounts or in reaching new agreements with these carriers on favorable terms. However, as of December 31, 2001, the Company has provided reserves which it believes are sufficient to cover any amounts which may not be collected, but it cannot assure you that this will be the case. The Company will continue to consider the circumstances surrounding this dispute periodically in determining whether additional reserves against unpaid balances are warranted.

        See Note 21 for additional discussion regarding reciprocal compensation.

16.  FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS

        The carrying amounts approximate fair value because of the short-term maturity of the instruments.

LONG-TERM DEBT

        The carrying amount of floating-rate long-term debt approximates its fair value. The fair value of its senior discount notes and senior notes was determined by prices that the debt was recently trading at. The fair value of the Company's other fixed-rate long-term debt is estimated using discounted cash flows at the Company's incremental borrowing rates.

REDEEMABLE EQUITY

        The fair value of the Company's redeemable equity instruments are estimated based upon third party valuations.

INTEREST RATE SWAP

        At December 31, 2001, the Company had two interest rate swap agreements to reduce the impact on interest expense of fluctuations in interest rates on a portion of its variable rate debt. The effect of these agreements is to limit the Company's interest rate exposure on a notional amount of debt of $415.0 million. These agreements were provided to the Company by its financial institutions, who served as counterparties to the interest rate swap agreements. The fair value was estimated as the amount the Company would receive if the swap agreements were terminated at December 31, 2001.

ESTIMATED FAIR VALUES

        The carrying amounts and estimated fair values of the Company's financial instruments are as follows (IN MILLIONS):

                                                2000                 2001
                                        ----------------------------------------
                                        CARRYING     FAIR    CARRYING     FAIR
                                         AMOUNT     VALUE     AMOUNT     VALUE
                                        ----------------------------------------

Cash and cash equivalents..............   $ 110.0   $ 110.0    $  96.2   $  96.2
Long-term debt:
  Floating rate........................     728.2     728.2      654.9     654.9
  Fixed rate - Senior Discount Notes...     340.2      85.3      242.0      10.2
  Fixed rate - Senior Notes............     275.0     109.5      275.0      18.2
  KMC Funding Monetization.............       -         -        281.5      83.8
  KMC Funding V Monetization...........       -         -        183.4      65.1
  KMC Funding VIII Financing ..........       -         -         69.1      20.5
  KMC Funding IX Monetization..........       -         -        114.0      27.9

Redeemable equity instruments:
  Series E Preferred Stock.............      62.0      75.0      129.9     141.6
  Series F Preferred Stock.............      50.6      47.9        -         -
  Series A Preferred Stock.............     109.3     180.0       12.4      12.4

                                                2000                 2001
                                        ----------------------------------------
                                        CARRYING     FAIR    CARRYING     FAIR
                                         AMOUNT     VALUE     AMOUNT     VALUE
                                        ----------------------------------------

  Series C Preferred Stock.............      72.7     124.5       17.5      17.5
  Series G-1 Preferred Stock...........      19.4      19.9       19.6      19.9
  Series G-2 Preferred Stock...........     158.8     162.6      161.3     162.6
  Redeemable common stock..............      45.6      67.2       21.6       1.8
  Redeemable common stock warrants.....      16.8      25.9       22.4       1.4
Interest rate swaps liability:
   Amended and restated interest rate
   swap................................     -           8.2       22.9      22.9
   June 2000 swap......................     -           5.0        8.5       8.5

CONCENTRATIONS OF CREDIT RISK

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with major financial institutions. With respect to accounts receivable, the Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral. The Company has contracts with Qwest (see Note 9) which accounted for 36% and 60% of the Company's total revenue during the years ended December 31, 2000 and 2001, respectively. As of December 31, 2000 and 2001, amounts due from Qwest comprised $11.9 million and $31.4 million, or 20% and 51% of the Company's net accounts receivable, respectively. For the twelve months ended December 31, 1999, no one customer accounted for more than 10% of revenue.

        The Company maintains interconnection agreements with the major incumbent local exchange carriers ("ILECs") in each state in which it operates. Among other things, these contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic of Internet service providers ("ISPs") in each state. Certain ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to competitive local exchange carriers should apply to local telephone calls from an ILEC's customers to ISPs served by competitive local exchange carriers. These ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local intrastate calls. Competitive local exchange carriers have contended that the interconnection agreements provide no exception for local calls to ISPs and reciprocal compensation is therefore applicable. These ILECs have threatened to withhold, and in many cases have withheld, reciprocal compensation to competitive local exchange carriers for the transport and termination of these calls. During 1999, 2000 and 2001, the Company recognized revenue from ILECs of approximately $9.7 million, $18.2 million and $16.7 million, or 15%, 9% and 4% of 1999, 2000 and 2001 revenue, respectively, for these services. Payments of approximately $1.6 million, $19.5 million and $19.6 million were received from the ILECs during 1999, 2000 and 2001, respectively. At December 31, 2000 and 2001, reciprocal compensation comprised approximately $7.2 million and $6.7 million, or 12% and 11% of the net accounts receivable balance, respectively.

        The Company determined to recognize this revenue because management concluded, based upon all of the facts and circumstances available to them at the time, including numerous state public service commission and state and federal court decisions upholding competitive local exchange carriers' entitlement to reciprocal compensation for such calls, that realization of those amounts was reasonably assured. During 2000 and 2001, the Company reached agreements with BellSouth and SBC, providing for cash settlements of the disputed reciprocal compensation balances owed by these carriers as well as the Company's entitlement to future reciprocal compensation and the rates to be applied thereto. These two ILEC's represented approximately $10.8 million and $10.3 million, or 60% and 61% of the Company's reciprocal compensation revenue for 2000 and 2001, respectively.

17. HEDGING ACTIVITIES

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

        The Company has two interest rate swap agreements to hedge its interest rate exposure, and the effect of applying Statement 133 as of January 1, 2001 resulted in the fair value of the swaps of $13.2 million being included as a liability with a corresponding charge to other comprehensive loss. For the period from January 1, 2001 through December 31, 2001, the value of the swaps decreased to a liability of $31.4 million, reflecting payments of $7.6 million and decreases in fair value of $25.8 million (included as a component of other comprehensive loss). The amount included in other comprehensive loss will be recognized as additional interest expense over the term of the swap agreement.

18. COMPREHENSIVE LOSS

        The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and disclosure of comprehensive loss and its components in the financial statements. The adoption of this Statement had no impact on the Company's net loss. Prior to the adoption of Statement 133 in the quarter ended March 31, 2001 (see Note 18), the Company did not have any items that were required to be disclosed in comprehensive loss. The Company's comprehensive loss for the twelve months ended December 31, 2001 is set forth in the following table:

                                                                       TWELVE
                                                                    MONTHS ENDED
                                                                    DECEMBER 31,
                                                                       2001
                                                                    ------------

        Net loss...........................................          $(256,260)
        Other comprehensive loss:
             Change in fair value of the swaps.............            (25,750)
                                                                    ------------
        Comprehensive loss.................................          $(282,010)
                                                                    ============

19. EXTRAORDINARY ITEM - NOTE REPURCHASE

        During 2001, the Company used $19.2 million of the cash proceeds from the two monetizations completed in the first quarter of 2001 (see Note 9) to purchase approximately 39% of its Senior Discount Notes resulting in a net gain of $107.9 million. The repurchased notes are held by one of its subsidiaries and have been pledged as additional collateral to and may be created by the Lenders under the Amended Senior Secured Credit Facility. The pledge does not constitute a reissuance of the pledged notes and does not obligate the Company to make any of the scheduled payments of principal or interest on the pledged notes. However, if there is a default under the Amended Senior Secured Credit Facility and the Lenders have either (i) accelerated the amounts due under the Amended Senior Secured Credit Facility or (ii) exercised their rights under the pledge agreement, then any principal or interest payments thereafter due under the pledged notes would be payable to the Lenders in accordance with the terms of the pledged notes, to be applied against the Company's obligations under the Amended Senior Secured Credit Facility. As agreed to by the Lenders, the Company used a limited portion of its unrestricted cash to repurchase additional senior discount notes and senior notes in the first quarter of 2002. See Note 21 for a detailed description of these transactions.

        The Company is aware that its outstanding Senior Discount Notes and Senior Notes are continuing to trade at substantial discounts to their accreted value and face amounts, respectively. In order to reduce future cash interest payments, as well as future amounts due at maturity, the Company or its affiliates intend, from time to time, consistent with its agreement with its Lenders, to purchase such securities for cash, exchange them for common stock under the exemption provided by Section 3(a)(9) of the Securities Act of 1933, or acquire such securities for a combination of cash and common stock, in each case in open market purchases or negotiated private transactions with institutional holders. The Company will evaluate any such transactions in light of then existing market conditions, taking into account its present liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

20.  SUPPLEMENTAL GUARANTOR INFORMATION

        In May 1999, the Company sold $275.0 million aggregate principal amount of Senior Notes. KMC Telecom Financing Inc. (the "Guarantor"), a wholly-owned subsidiary of the Company, has fully and unconditionally guaranteed the Company's obligations under these notes. Separate financial statements and other disclosures of the Guarantor are not presented because management determined the information is not material to investors. No restrictions exist on the ability of the Guarantor to make distributions to the Company except to the extent provided by law generally (adequate capital to pay dividends under corporate laws) and restrictions contained in the Company's credit facilities.

        The following condensed consolidating financial information presents the results of operations, financial position and cash flows of KMC Holdings (on a stand alone basis), the guarantor subsidiary (on a stand alone basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results for the Company at December 31, 1999, 2000 and 2001 and for the years then ended. The non-guarantor subsidiaries include all of the Company's subsidiaries other than KMC Holdings and KMC Telecom Financing Inc. (collectively, the "Non-Guarantor Subsidiaries").



               GUARANTOR/NON-GUARANTOR CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)





                                                             KMC TELECOM                                            CONSOLIDATED
                                                            HOLDINGS, INC.             NON-GUARANTOR                 KMC
                                                              PARENT CO.     GUARANTOR   SUBSIDIARIES  ELIMINATIONS  HOLDINGS, INC.
                                                             ----------     ---------  -------------  ------------  --------------


ASSETS
Current assets:
   Cash and cash equivalents..........................    $      2,922     $      -   $   93,306      $        -    $    96,228
   Restricted investments.............................               -       22,476       16,140               -         38,616
   Accounts receivable, net...........................               -            -       61,518               -         61,518
   Assets held for sale...............................               -            -       35,428               -         35,428
   Prepaid expenses and other current assets..........           1,486            -      158,898        (152,496)         7,888
   Amounts due from subsidiaries......................               -            -        2,428          (2,428)             -
                                                             ------------   --------   ----------      -----------     ---------
Total current assets..................................           4,408       22,476      367,718        (154,924)       239,678

Investment in subsidiaries............................         235,000            -       27,200        (262,200)             -
Long-term restricted investments......................             360           45       23,461               -         23,866
Networks and equipment, net ..........................          44,357            -      988,268               -      1,032,625
Intangible assets, net ...............................           1,104            -          988               -          2,092
Deferred financing costs, net.........................          13,333            -       20,662               -         33,995
Loans receivable from subsidiaries....................         807,941            -            -        (807,941)             -
Other assets..........................................           1,233            -          283               -          1,516
                                                             ------------   --------   ----------      -----------   -----------
                                                          $  1,107,736      $22,521   $1,428,580      $(1,225,065)  $ 1,333,772
                                                             ============   ========   ==========      ===========   ===========

LIABILITIES, REDEEMABLE AND NONREDEEMABLE
EQUITY/(DEFICIENCY)
Current liabilities:
   Accounts payable...................................    $     29,919    $       -   $   10,390      $         -   $    40,309
   Accrued expenses...................................         195,464            -       23,934         (152,496)       66,902
   Deferred revenue - current.........................               -            -       12,157                -        12,157
   Amount due to subsidiaries.........................           2,428            -            -           (2,428)            -
   Debt maturing within one year......................               -            -      164,183                -       164,183
                                                             ------------   --------   ----------      -----------   ----------
Total current liabilities.............................         227,811            -      210,664         (154,924)      283,551
Other liabilities.....................................          31,364            -            -                -        31,364
Deferred revenue - long term..........................               -            -       14,709                -        14,709
Notes payable.........................................               -            -    1,138,675                -     1,138,675
Senior notes payable..................................         275,000            -            -                -       275,000
Senior discount notes payable.........................         377,094            -            -         (135,100)      241,994
Loans payable to parent...............................               -       14,742      793,199         (807,941)            -
Losses of subsidiaries in excess of basis.............       1,078,488            -            -       (1,078,488)            -
                                                             ------------   --------   ----------      -----------   ----------
Total liabilities.....................................       1,989,757       14,742    2,157,247       (2,176,453)    1,985,293

Redeemable equity:
   Senior redeemable, exchangeable, PIK preferred stock:
       Series E........................................       129,932            -            -                 -       129,932
   Redeemable cumulative convertible preferred  stock:
       Series A........................................        12,380            -            -                 -        12,380
       Series C........................................        17,500            -            -                 -        17,500
   Redeemable cumulative convertible preferred stock
       Series G-1......................................        19,594            -            -                 -        19,594
       Series G-2......................................       161,321            -            -                 -       161,321
   Redeemable common stock.............................        21,611            -            -                 -        21,611
   Redeemable common stock warrants....................        22,390            -            -                 -        22,390
                                                             -----------    --------   ----------      -----------   ----------
Total redeemable equity ...............................       384,728            -            -                 -       384,728
Nonredeemable equity/(deficiency):
   Common stock .......................................             6            -            8                (8)            6
   Additional paid-in capital..........................        42,735            -      250,415          (250,415)       42,735
   Unearned compensation...............................          (277)           -            -                 -          (277)
   Accumulated deficit.................................    (1,277,849)       7,779     (979,090)        1,201,811    (1,047,349)
   Accumulated other comprehensive income..............       (31,364)           -            -                 -       (31,364)
Total nonredeemable equity/(deficiency)................    (1,266,749)       7,779     (728,667)          951,388    (1,036,249)
                                                            ------------    --------  -----------      -----------   ----------
                                                          $ 1,107,736    $  22,521  $ 1,428,580      $ (1,225,065)  $ 1,333,772
                                                            ============    ========  ===========      ===========   ==========

                                       77


          GUARANTOR/NON-GUARANTOR CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)




                                                          KMC TELECOM                     NON-                        CONSOLIDATED
                                                         HOLDINGS, INC.                 GUARANTOR                      KMC TELECOM
                                                          PARENT CO.      GUARANTOR    SUBSIDIARIES   ELIMINATIONS    HOLDINGS, INC.
                                                         -------------    ---------    ------------   ------------    --------------

Revenue............................................      $         -    $        -     $   457,499    $    (4,060)    $    453,439
Operating expenses:
   Network operating costs.........................            7,239             -         238,887         (4,060)         242,066
   Selling, general and administrative.............          106,656             -          58,479              -          165,135
   Stock option compensation credit................         (77,185)             -          (3,610)             -          (80,795)
   Impairment charges for long-lived assets........             586              -         105,870              -          106,456
   Depreciation and amortization...................          20,564              -         182,486              -          203,050
                                                          ------------   ----------       ---------      ---------      -----------
Total operating (credits)/expenses.................          57,860              -         582,112         (4,060)         635,912
                                                          ------------   ----------       ---------      ---------      -----------

Loss from operations...............................         (57,860)             -        (124,613)             -         (182,473)

Intercompany charges...............................         106,656              -        (106,656)             -                -
Interest income....................................          79,442            785           5,279        (76,698)           8,808
Interest expense...................................         (86,832)             -        (180,361)        76,698         (190,495)
Equity in net loss of subsidiaries.................        (482,199)             -               -        482,199                -
                                                          ------------   ----------       ---------      ---------      -----------
Net income/(loss) before extraordinary item .......        (440,793)           785         (406,351)      482,199         (364,160)
Extraordinary item.................................               -              -                -       107,900          107,900
                                                          ------------   ----------       ---------      ---------      -----------
Net income/(loss)..................................        (440,793)           785         (406,351)      590,099         (256,260)

Reversal of accretion on redeemable preferred
 stock.............................................         116,643              -                -             -          116,643
                                                          ------------   ----------        ---------     ---------      -----------
Net income/(loss) applicable to common
  shareholders.....................................      $ (324,150)    $      785     $   (406,351)  $   590,099     $  (139,617)
                                                          ============   ==========        =========     =========      ===========




          GUARANTOR/NON-GUARANTOR CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                                                          NON-                        CONSOLIDATED
                                                         KMC TELECOM                    GUARANTOR                      KMC TELECOM
                                                       HOLDINGS, INC.     GUARANTOR    SUBSIDIARIES   ELIMINATIONS    HOLDINGS, INC.
                                                       -----------------------------------------------------------------------------



OPERATING ACTIVITIES
Net income/(loss)....................................   $   (440,793)     $     785      (406,351)       590,099       (256,260)
Adjustments to reconcile net loss to net cash used
   in operating activities
    Equity in net loss of subsidiaries...............        482,199              -             -       (482,199)             -
    Depreciation and amortization....................         20,564              -       182,486              -        203,050
    Provision for doubtful accounts..................              -              -        10,552              -         10,552
    Non-cash interest expense........................         46,596              -         3,666              -         50,262
    Gain on repurchase of senior discount notes......              -                            -       (107,900)      (107,900)
    Impairment charges for long-lived assets.........            586                      105,870              -        106,456
    Non-cash stock option compensation credit........        (77,185)             -        (3,610)             -        (80,795)

Change in assets and liabilities
    Accounts receivable..............................              -              -       (24,929)             -        (24,929)
    Prepaid expenses and other current assets........           (444)             -         7,444              -          7,000
    Other assets.....................................          1,617                         (832)             -            785
    Accounts payable.................................       (139,479)             -        56,985              -        (82,494)
    Accrued expenses.................................        147,975              -      (167,786)             -        (19,811)
    Deferred revenue.................................              -              -         9,027              -          9,027
    Amounts due from subsidiaries....................         93,696              -       (93,696)             -              -
                                                                                  -
                                                        ----------------------------------------------------------------------------
Net cash provided by/(used in) operating activities..        135,332            785      (321,174)             -       (185,057)
                                                        ----------------------------------------------------------------------------

INVESTING ACTIVITIES
Loans receivable from subsidiaries...................         58,772        (34,673)      (24,099)             -             -
Construction of networks and purchase of equipment...        (12,501)             -      (397,514)             -      (410,015)
Acquisitions of franchises, authorizations and related
   assets............................................           (603)             -          (209)             -          (812)
Investments in subsidiaries..........................       (200,000)             -       200,000              -             -
Additions to restricted investments..................              -              -       (55,013)             -       (55,013)
Redemption of investments............................              -         33,888        58,699              -        92,587
                                                        ----------------------------------------------------------------------------
Net cash used in investing activities................       (154,332)          (785)     (218,136)             -      (373,253)
                                                        ----------------------------------------------------------------------------

FINANCING ACTIVITIES
Repurchase of senior discount notes..................              -              -       (19,178)             -       (19,178)
Proceeds from credit facilities, net of issuance costs             -              -       115,838              -       115,838
Repayment of credit facilities.......................              -              -      (189,000)             -      (189,000)
Proceeds from monetizations, net of issuance costs...              -              -       726,782              -       726,782
Repayment of monetization debt.......................              -              -       (89,881)             -       (89,881)

                                                        ----------------------------------------------------------------------------
Net cash provided by/(used) in financing activities..              -              -       544,561              -       544,561
                                                        ----------------------------------------------------------------------------

Net increase/(decrease) in cash and cash equivalents..       (19,000)             -         5,251              -       (13,749)
Cash and cash equivalents, beginning of year..........        21,922              -        88,055              -       109,977
                                                        ----------------------------------------------------------------------------
Cash and cash equivalents, end of year................   $     2,922          $   -    $   93,306              -   $    96,228
                                                        ============================================================================


                     GUARANTOR/NON-GUARANTOR CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                                                     CONSOLIDATED
                                                          KMC TELECOM                     NON-                           KMC
                                                         HOLDINGS, INC.                 GUARANTOR                      TELECOM
                                                          PARENT CO.      GUARANTOR    SUBSIDIARIES   ELIMINATIONS   HOLDINGS, INC.
                                                         --------------   ---------    ------------   ------------   --------------


ASSETS
Current assets:
   Cash and cash equivalents...........................  $    21,922     $     --      $    88,055    $       --      $  109,977
   Restricted investments..............................           --       37,125               --            --          37,125
   Accounts receivable, net............................           --           --           47,141            --          47,141
   Prepaid expenses and other current assets...........        1,042           --           13,846            --          14,888
   Amounts due from subsidiaries.......................       91,268           --           39,273      (130,541)             --
                                                          ------------    --------      ----------     -----------     ----------
Total current assets                                         114,232       37,125          188,315      (130,541)        209,131

Investment in subsidiaries.............................       35,000           --               --       (35,000)             --
Long-term restricted investments.......................           76       19,284           43,571            --          62,931
Networks and equipment, net ...........................       53,149           --          968,535            --       1,021,684
Intangible assets, net ................................        1,368           --            2,467            --           3,835
Deferred financing costs, net..........................       17,524           --           15,242            --          32,766
Loans receivable from subsidiaries.....................      866,713           --               --      (866,713)             --
Other assets...........................................          624           --              304            --             928
                                                          ------------    ----------    ----------     ----------      ----------
                                                         $ 1,088,686     $ 56,409      $ 1,218,434    $(1,032,254)    $1,331,275
                                                          ============    ==========    ==========     ===========     ==========

LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY
(DEFICIENCY)
Current liabilities:
   Accounts payable..................................... $   169,398     $     --      $    11,405    $       --      $  180,803
   Accrued expenses.....................................      38,666           --           34,939            --          73,605
   Amounts due to subsidiaries..........................          --           --          130,541      (130,541)             --
   Deferred revenue.....................................          --           --           17,839            --          17,839
                                                          ------------    --------      ----------     -----------     ----------
Total current liabilities...............................     208,064           --          194,724      (130,541)        272,247

Notes payable...........................................          --           --          728,173            --         728,173
Senior notes payable....................................     275,000           --               --            --         275,000
Senior discount notes payable...........................     340,181           --               --            --         340,181
Loans payable to parent.................................          --       49,415          817,298      (866,713)             --
Losses of subsidiaries in excess of basis...............     596,288           --               --      (596,288)             --
                                                          ------------    --------      ----------     -----------     ----------
Total liabilities.......................................   1,419,533       49,415        1,740,195    (1,593,542)      1,615,601

Redeemable equity:
   Senior redeemable, exchangeable, PIK preferred
     stock:
       Series E.........................................      61,992           --               --            --          61,992
       Series F.........................................      50,568           --               --            --          50,568
   Redeemable cumulative convertible preferred stock:
       Series A.........................................     109,272           --               --            --         109,272
       Series C.........................................      72,701           --               --            --          72,701
   Redeemable cumulative convertible preferred stock:
       Series G-1.......................................      19,435           --               --            --          19,435
       Series G-2.......................................     158,797           --               --            --         158,797
   Redeemable common stock..............................      45,563           --               --            --          45,563
   Redeemable common stock warrants.....................      16,817           --               --            --          16,817
                                                          ------------    --------      ----------     -----------     ----------
Total redeemable equity ................................     535,145           --               --            --         535,145
Nonredeemable equity (deficiency):
   Common stock ........................................           6           --                8            (8)              6
   Unearned compensation................................     (16,608)          --               --            --         (16,608)
   Accumulated deficit..................................    (849,390)       6,994         (521,769)      561,296        (802,869)
                                                          ------------    --------      ----------     -----------     ----------
Total nonredeemable equity (deficiency)...........          (865,992)       6,994         (521,761)      561,288        (819,471)
                                                          ------------    --------      ----------     -----------     ----------
                                                         $ 1,088,686     $ 56,409      $ 1,218,434   $(1,032,254)     $1,331,275
                                                          ============    ========      ==========     ===========     ==========



          GUARANTOR/NON-GUARANTOR CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                          KMC TELECOM                     NON-                        CONSOLIDATED
                                                         HOLDINGS, INC.                 GUARANTOR                      KMC TELECOM
                                                          PARENT CO.      GUARANTOR    SUBSIDIARIES   ELIMINATIONS    HOLDINGS, INC.
                                                         -------------    ---------    ------------   ------------    --------------



Revenue...........................................       $      --        $     --     $  209,195      $      --       $  209,195
Operating expenses:
   Network operating costs........................              --              --        169,593             --          169,593
   Selling, general and administrative............         100,113              --         62,162             --          162,275
   Stock option compensation expense..............          33,188              --          1,383             --           34,571
   Depreciation and amortization..................          11,878              --         64,251             --           76,129
                                                          ------------      ----------   ---------       ---------       ----------
Total operating expenses..........................         145,179              --        297,389             --          442,568
                                                          ------------      ----------   ---------       ---------       ----------

Loss from operations..............................        (145,179)             --        (88,194)            --         (233,373)

Intercompany charges..............................          99,838              --        (99,838)            --               --
Interest income...................................          68,450           3,752          5,865        (66,283)          11,784
Interest expense..................................         (80,157)             --       (122,519)        66,283         (136,393)
Equity in net loss of subsidiaries................        (349,161)             --             --        349,161               --
                                                          ------------      ----------   ---------      ---------        ----------
Net income (loss) before cumulative effect of
  change in accounting principle..................        (406,209)          3,752       (304,686)       349,161         (357,982)
Cumulative effect of change in accounting
  principle.......................................               --             --         (1,705)            --           (1,705)
                                                          ------------      ----------   ---------      ---------        ----------
Net income (loss).................................         (406,209)         3,752       (306,391)       349,161         (359,687)

Dividends and accretion on redeemable preferred
  stock...........................................          (94,440)            --             --             --          (94,440)
                                                          ------------      ----------   ---------       ---------       ----------
Net income (loss) applicable to common
  shareholders....................................      $  (500,649)       $  3,752     $ (306,391)     $ 349,161      $ (454,127)
                                                          ============      ==========   =========       =========       ==========




          GUARANTOR/NON-GUARANTOR CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)                                                                      CONSOLIDATED
                                                                                                                         KMC
                                                          KMC TELECOM                     NON-                          TELECOM
                                                         HOLDINGS, INC.                 GUARANTOR                      HOLDINGS,
                                                          PARENT CO.      GUARANTOR    SUBSIDIARIES   ELIMINATIONS       INC.
                                                         --------------   ---------    ------------   ------------   --------------


OPERATING ACTIVITIES
Net loss..............................................   $  (406,209)     $   3,752    $   (306,391)  $   349,161    $   (359,687)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Equity in net loss of subsidiaries..................       349,161             --              --      (349,161)             --
  Depreciation and amortization.......................        11,878             --          64,251            --          76,129
  Provision for doubtful accounts.....................            --             --           7,875            --           7,875
  Non-cash interest expense...........................        38,858             77           6,700            --          45,635
  Non-cash stock option compensation expense..........        33,188             --           1,383            --          34,571
  Changes in assets and liabilities:
    Accounts receivable...............................             6             --         (27,649)           --         (27,643)
    Prepaid expenses and other current assets.........           207             --          (2,720)           --          (2,513)
    Accounts payable..................................       128,414             --         (96,873)           --          31,541
    Accrued expenses..................................        25,222             --           8,901            --          34,123
    Deferred revenue..................................            --             --          13,530            --          13,530
    Amounts due from subsidiaries.....................       (18,296)            --          18,296            --              --
    Other assets......................................           207             --            (216)           --              (9)
                                                            ---------       --------       ---------      --------       ----------
Net cash provided by (used in) operating
   activities............................                    162,636          3,829        (312,913)           --        (146,448)
                                                            ---------       --------       ---------      --------       ----------

INVESTING ACTIVITIES
Loans receivable from subsidiaries....................      (276,610)       (35,914)        312,524            --              --
Construction of networks and purchases of
   equipment..........................................        (2,934)            --        (473,706)           --        (476,640)
Acquisitions of franchises, authorizations and
   related assets.....................................           (70)            --            (856)           --            (926)
Investments in subsidiaries...........................       (35,000)            --          35,000            --              --
Additions to restricted investments...................            --             --         (43,471)           --         (43,471)

Redemption of investments.............................            --         32,085              --            --          32,085
                                                            ---------       --------       ---------      --------       ----------
Net cash used in investing activities.................      (314,614)        (3,829)       (170,509)           --        (488,952)
                                                            ---------       --------       ---------      --------       ----------

FINANCING ACTIVITIES
Proceeds from notes payable, net of issuance
   costs..............................................            --             --         108,475            --         108,475
Proceeds from issuance of preferred stock, net of
 issuance costs.......................................       177,500             --              --             --        177,500
Proceeds from exercise of stock options...............           562             --              --             --            562
Proceeds from senior secured credit facility, net
   of issuance costs..................................            --             --         376,203             --        376,203
Repurchase and retirement of Series F Preferred
   Stock..............................................        (3,329)            --              --             --         (3,329)
                                                           ----------       --------       ---------      --------       ----------
Net cash provided by financing activities.............       174,733             --         484,678             --        659,411
                                                           ----------       ========       ---------      ========       ----------

Net increase in cash and cash equivalents.............        22,755             --           1,256             --         24,011
Cash and cash  equivalents,  beginning of year........          (833)            --          86,799             --         85,966
                                                           ----------       --------       ---------     -----------     ----------
Cash and cash equivalents, end of year................     $  21,922        $    --        $ 88,055      $      --       $109,977
                                                           ==========       ========       =========     ===========     ==========



               GUARANTOR/NON-GUARANTOR CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)
                                                             KMC TELECOM                                            CONSOLIDATED
                                                            HOLDINGS, INC.              NON-GUARANTOR                KMC TELECOM
                                                              PARENT CO.     GUARANTOR  SUBSIDIARIES  ELIMINATIONS  HOLDINGS, INC.
                                                             ----------     ---------  -------------  ------------  --------------


ASSETS
Current assets:
   Cash and cash equivalents (overdraft).................    $   (833)      $      --    $   86,799     $      --    $   85,966
   Restricted investments................................          --          37,125            --            --        37,125
   Accounts receivable, net..............................           6              --        27,367            --        27,373
   Prepaid expenses and other current assets.............       1,249              --           126            --         1,375
   Amounts due from subsidiaries.........................      72,972              --       (72,972)           --            --
                                                             ---------      ----------   ------------    ----------  ------------
Total current assets                                           73,394          37,125        41,320            --       151,839

Long-term restricted investments.........................          --          51,446            --            --        51,446
Networks and equipment, net .............................      58,531              --       580,793            --       639,324
Intangible assets, net ..................................       1,388              --         2,214            --         3,602
Deferred financing costs, net............................      21,031              --        17,785            --        38,816
Loans receivable from subsidiaries.......................     590,103         (85,329)     (504,774)           --            --
Other assets.............................................         825              --           188            --         1,013
                                                             ---------      ----------   ------------    ----------  ------------
Total assets.............................................    $745,272       $   3,242    $  137,526      $     --    $  886,040
                                                             =========      ==========   ============    ==========  ============

LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY
(DEFICIENCY)
Current liabilities:
   Accounts payable......................................    $  40,984      $      --    $  126,506      $     --    $  167,490
   Accrued expenses......................................       14,967             --        22,080            --        37,047
   Deferred revenue......................................           --             --         4,309            --         4,309
                                                             ---------      ----------   ------------    ----------  ------------
                                                                    --             --         4,309            --         4,309
Total current liabilities................................       55,951             --       152,895            --       208,846

Notes payable............................................           --             --       235,000            --       235,000
Senior notes payable.....................................      275,000             --            --            --       275,000
Senior discount notes payable............................      301,137             --            --            --       301,137
Losses of subsidiaries in excess of basis................      247,127             --            --      (247,127)           --
                                                             ---------      ----------   ------------    ----------  ------------
Total liabilities........................................      879,215             --       387,895      (247,127)    1,019,983
                                                                 --

Redeemable equity:
   Senior redeemable, exchangeable, PIK preferred
     stock:
       Series E..........................................       50,770             --            --           --        50,770
       Series F..........................................       41,370             --            --           --        41,370
   Redeemable cumulative convertible preferred
     stock:
       Series A..........................................       71,349             --            --           --        71,349
       Series C..........................................       40,301                           --           --        40,301
   Redeemable common stock...............................       33,755             --            --           --        33,755
   Redeemable common stock warrants......................       12,925             --            --           --        12,925
                                                             ---------      ----------   ------------    ----------  ------------
Total redeemable equity .................................      250,470             --            --           --       250,470
Nonredeemable equity (deficiency):
   Common stock .........................................            6             --            --           --             6
   Additional paid-in capital............................           --             --            --           --            --
   Unearned compensation.................................       (9,163)            --            --           --        (9,163)
   Accumulated deficit...................................     (375,256)         3,242      (250,369)     247,127      (375,256)
                                                             ---------      ----------   ------------    ----------  ------------
   Total nonredeemable equity (deficiency)...............     (384,413)         3,242      (250,369)     247,127      (384,413)
                                                             ---------      ----------   ------------    ----------  ------------
                                                             $ 745,272      $   3,242    $  137,526      $    --     $ 886,040
                                                             =========      ==========   ============    ==========  ============



          GUARANTOR/NON-GUARANTOR CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                (IN THOUSANDS)

                                                          KMC TELECOM                     NON-                        CONSOLIDATED
                                                         HOLDINGS, INC.                 GUARANTOR                     KMC TELECOM
                                                          PARENT CO.      GUARANTOR    SUBSIDIARIES   ELIMINATIONS   HOLDINGS, INC.
                                                         --------------   ---------    ------------   ------------   --------------


Revenue................................................  $       --        $    --     $    64,352    $       (39)    $    64,313
Operating expenses:
   Network operating costs.............................          --             --         110,348            (39)        110,309
   Selling, general and administrative.................      40,714             --          15,089             --          55,803
   Stock option compensation expense...................      29,833             --              --             --          29,833
   Depreciation and amortization.......................       3,104             --          25,973             --          29,077
                                                          ----------       ---------   ------------   -------------   ------------
Total operating expenses...............................      73,651             --         151,410            (39)        225,022
                                                          ----------       ---------   ------------   -------------   ------------

Loss from operations...................................     (73,651)            --         (87,058)            --        (160,709)

Intercompany charges...................................      72,972             --         (72,972)            --              --
Other expense..........................................      (4,297)            --              --             --          (4,297)
Interest income........................................       1,872          3,242           3,587             --           8,701
Interest expense.......................................     (36,729)            --         (32,682)            --         (69,411)
Equity in net loss of subsidiaries.....................    (185,883)            --              --        185,883              --
                                                          ----------       ---------   ------------   -------------   ------------
Net income (loss)......................................    (225,716)         3,242        (189,125)       185,883       (225,716)

Dividends and accretion on redeemable preferred stock..     (81,633)            --              --             --        (81,633)
                                                          ----------       ---------   ------------   -------------   ------------
Net income (loss) applicable to common shareholders....   $(307,349)       $ 3,242     $  (189,125)   $   185,883     $ (307,349)
                                                          ==========       =========   ============   =============   ============


          GUARANTOR/NON-GUARANTOR CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                (IN THOUSANDS)

                                                          KMC TELECOM                     NON-                       CONSOLIDATED
                                                         HOLDINGS, INC.                 GUARANTOR                     KMC TELECOM
                                                          PARENT CO.      GUARANTOR    SUBSIDIARIES   ELIMINATIONS   HOLDINGS, INC.
                                                         --------------   ---------    ------------   ------------   --------------


OPERATING ACTIVITIES
Net loss..............................................   $   (225,716)     $  3,242    $  (189,125)   $   185,883    $   (225,716)
Adjustments  to reconcile net loss to net cash used in
 operating activities:
  Equity in net loss of subsidiaries..................        185,883            --             --       (185,883)             --
  Depreciation and amortization.......................          3,104            --         25,973             --          29,077
  Non-cash interest expense...........................          6,963            --         (5,822)            --          31,141
  Non-cash stock option compensation expense..........         29,833            --             --             --          29,833
  Changes in assets and liabilities:
    Accounts receivable...............................             (6)           --        (19,828)            --         (19,834)
    Prepaid expenses and other current assets.........           (917)           --            857             --             (60)
    Accounts payable..................................            441            --         28,878             --          29,319
    Accrued expenses..................................          9,075            --         15,152             --          24,227
    Amounts due from subsidiaries.....................        (52,050)           --         52,050             --              --
    Other assets......................................          1,128            --          2,592             --           3,720
                                                         --------------     ---------   -----------   -------------  --------------
Net cash  provided by (used in) operating activities..        (12,262)        3,242        (89,273)            --         (98,293)
                                                         --------------     ---------   -----------   -------------  --------------

INVESTING ACTIVITIES
Loans receivable from subsidiaries....................       (324,390)       85,329        239,061             --              --
Construction of networks and purchases of equipment...        (18,327)           --       (300,209)            --        (318,536)
Acquisitions of franchises, authorizations and related
 assets................................... ...........           (796)           --         (1,196)            --          (1,992)
Redemption (purchase) of investments..................             --       (88,571)        27,920        104,101          43,450
                                                         --------------     ---------   -----------   -------------  --------------
Net cash used in investing activities.................       (343,513)       (3,242)       (34,424)       104,101        (277,078)
                                                         --------------     ---------   -----------   -------------  --------------

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and related
 warrants, net of issuance costs......................         91,001            --             --             --          91,001
Proceeds from exercise of stock options...............            333            --             --             --             333
Proceeds from issuance of senior notes, net of  issuance
   costs and  purchase of portfolio of restricted
   investments........................................        262,387            --             --        (104,101)       158,286
Proceeds from senior secured credit facility, net of
  issuance costs......................................             --            --        192,836              --        192,836
Issuance costs of Lucent facility.....................             --            --         (2,300)             --         (2,300)
                                                         --------------     ---------   -----------   -------------  --------------
Net cash provided by financing activities.............        353,721            --        190,536        (104,101)       440,156
                                                         --------------     ---------   -----------   -------------  --------------

Net increase (decrease) in cash and cash equivalents..         (2,054)           --         66,839              --         64,785
Cash and cash equivalents, beginning of year..........          1,221            --         19,960              --         21,181
                                                         --------------     ---------   -----------   -------------  --------------

Cash and cash equivalents, end of year...                $       (833)      $    --     $   86,799    $         --   $     85,966
                                                         ==============     =========   ===========   =============  ==============


21.  SUBSEQUENT EVENTS

LENDER WARRANTS

        The Company failed to prepay an aggregate of $100.0 million under the Amended Senior Secured Credit Facility on or before March 31, 2002 therefore 166,542 of the Lender Warrants became issuable pro rata to the Lenders under the Amended Senior Secured Credit Facility.

NOTE REPURCHASES

        During the first quarter of 2002, the Company used $4.2 million of cash to purchase $98.9 million maturity value of Senior Discount Notes. After giving effect to the transfer of $43.0 million maturity value to certain Lenders, as described below, the Company recognized a net gain of approximately $44.0 million. In addition, the Company used $4.8 million to acquire options from Dresdner Kleinwort Capital to repurchase Senior Notes with a maturity value of $78.6 million. The Company expects to exercise its option to repurchase the Senior Notes in the second quarter of 2002 for a nominal fee. Any gain on the Senior Notes would be recorded at the time the option is exercised. The Company has until late-May to exercise these options.

        In connection with the May 2002 Amendment, the Company agreed to transfer $43.0 million of Senior Discount Notes held by the Company and 15% of any additional notes purchased by the Company to those Lenders who agree to defer to June 30, 2003, the payment of principal scheduled to occur April 1, 2003. During the second quarter of 2002, the Company used $5.4 million to repurchase Senior Notes with a maturity value of $67.2 million, of which $10.1 million will be transferred to the deferring Lenders.

        The repurchased notes and options are held by a subsidiary of the Company and have been pledged as additional collateral to, and may be voted by, the Lenders under the Amended Senior Secured Credit Facility. The pledge does not constitute a reissuance of the pledged notes and does not obligate the Company to make any of the scheduled payments of principal or interest on the pledged notes. However, if there is a default under the Amended Senior Secured Credit Facility and the Lenders have either (i) accelerated the amounts due under the Amended Senior Secured Credit Facility or (ii) exercised their rights under the pledge agreement, then any principal or interest payments thereafter due under the pledged notes would be payable to the Lenders in accordance with the terms of the pledged notes, to be applied against the Company's obligations under the Amended Senior Secured Credit Facility. In accordance with an agreement with the Lenders, the Company has a limited amount of cash available to repurchase additional notes. As of May 2002, the Company and its affiliates own approximately 64% and 81% of the original issuances of the Senior Discount Notes and Senior Notes, respectively.

SALE OF TWO TIER III MARKETS BUSINESSES

        On February 28, 2002, the Company sold two of its 37 Tier III fiber-optic networks and related assets for a gain of approximately $4.9 million. These cities generated aggregate revenue of $16.8 million for the year ended December 31, 2001.

TIER III MARKETS RESTRUCTURING

        In an effort to preserve liquidity, the Company began to implement a significant further restructuring of its Tier III Markets business in the first quarter of 2002. This restructuring is intended to centralize many of the general and administrative activities that were previously performed in each city to fewer locations, to reorganize the Company's sales force, to reduce the number of other operating personnel and to significantly reduce the Company's Tier III Markets business capital expenditures. The Company expects that this restructuring will result in a headcount reduction of approximately 41% of the Company's Tier III Markets business workforce and the elimination or sublease of underutilized facilities. Although the Company expects that this restructuring will result in a reduction in revenue growth as the result of lower capital expenditures, it also believes that, through significant cost savings, adjusted EBITDA from its Tier III markets will increase. The Company anticipates that it will begin to realize the cost saving effects of this plan in the second quarter of 2002. The components of the restructuring, substantially all of which are cash charges, are approximately $8.4 million for underutilized facilities and approximately $3.8 million for severance and outplacement costs. These charges will be recognized during the first quarter of 2002.

CONTRACTS

        In February 2002, the Company signed a Nationwide Data Platform contract with a new carrier customer that is expected to generate approximately $24.0 million revenues of during 2002 and annual revenues ranging from $36.0 million to $40.0 million for 2003 through 2005.

        In March 2002, the Company terminated its data services contract with Broadwing under mutually acceptable terms. The agreement requires that the Company provide service through the end of April 2002. This contract generated revenues of approximately $12.3 million in 2001. The Company recorded a non-cash impairment charge of $7.9 million in 2001 to reduce the carrying value of the equipment used to service this customer. This was the Company's smallest Nationwide Data Platform contract.

RECIPROCAL COMPENSATION SETTLEMENT

        On May 8, 2002, the Company executed a settlement agreement with Sprint covering the states of Florida, North Carolina, Minnesota, Nevada, and Tennessee. Under the agreement, Sprint will make a one-time payment to the Company to resolve all claims for reciprocal compensation arising prior to execution of the agreement. The Company agreed to move for dismissal of its pending complaints for payment of past due reciprocal compensation in North Carolina and Florida, and the parties agreed to form a negotiation team charged with creating new interconnection agreements which address reciprocal compensation for the states in which both the Company and Sprint operate.

                    Independent Auditors' Report on Schedules


The Board of Directors and Stockholders
KMC Telecom Holdings, Inc.


We have audited the consolidated balance sheets of KMC Telecom Holdings, Inc. as of December 31, 2000 and 2001 and the related consolidated statements of operations, redeemable equity, nonredeemable equity and cash flows for the years then ended. Our audit report issued thereon dated May 8, 2002 is included elsewhere in this Form 10-K. Our audit also included the financial statement schedules listed in Item 14(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


                                                   /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
May 8, 2002


                 SCHEDULE I - Condensed Financial Information of
                      Registrant KMC Telecom Holdings, Inc.
                                (Parent Company)

                            Condensed Balance Sheets
                                 (IN THOUSANDS)
                                                                                               DECEMBER 31
                                                                                        --------------------------
                                                                                           2000          2001
                                                                                        ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents..........................................................    $   21,922    $   2,922
  Amounts due from subsidiaries......................................................        91,268            -
  Prepaid expenses and other current assets..........................................         1,042        1,486
                                                                                          ----------    -----------
  Total current assets...............................................................       114,232        4,408
  Long-term restricted interests.....................................................            76          360
  Loans receivable from subsidiaries.................................................       866,713      807,941
  Networks, property and equipment, net..............................................        53,149       44,357
  Intangible assets, net.............................................................         1,368        1,104
  Deferred financing costs, net......................................................        17,524       13,333
  Investment in subsidiaries.........................................................        35,000      235,000
  Other assets.......................................................................           624        1,233
                                                                                          ----------    -----------
                                                                                         $1,088,686    $1,107,736
                                                                                          ==========    ===========
LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY/(DEFICIENCY)
Current liabilities:
  Accounts payable...................................................................    $  169,398    $  29,919
  Amount due to subsidiaries.........................................................             -        2,428
  Accrued expenses...................................................................        38,666      195,464
                                                                                         -----------   ------------
Total current liabilities............................................................       208,064      227,811
Other liabilities....................................................................             -       31,364
Senior notes payable.................................................................       275,000      275,000
Senior discount notes payable........................................................       340,181      377,094
Losses of subsidiaries in excess of basis............................................       596,288    1,078,488
                                                                                         -----------   ------------
Total liabilities....................................................................     1,419,533    1,989,757
Redeemable equity:
   Senior redeemable, exchangeable, PIK preferred stock, par value $.01 per share;
      authorized: 630 shares in 2000 and 2001; shares issued and outstanding:
       Series E, 75 shares in 2000 and 142 shares in 2001 ($141,621 liquidation
        preference)..................................................................        61,992      129,932
      Series F, 48 shares in 2000 and -0- shares in 2001.............................        50,568            -
   Redeemable cumulative convertible preferred stock, par value $.01 per share; 499 shares authorized; shares issued and outstanding:
      Series A, 124 shares in 2000 and 2001 ($12,380 liquidation preference).........       109,272       12,380
      Series C, 175 shares in 2000 and 2001 ($17,500 liquidation preference).........        72,701       17,500
   Redeemable cumulative convertible preferred stock, par value $.01 per share; 2,500 shares authorized; shares issued and outstanding:
      Series G-1, 59 shares in 2000 and 2001 ($19,900 liquidation preference)........        19,435       19,594
      Series G-2, 481 shares in 2000 and 2001 ($162,600 liquidation preference)......       158,797      161,321
   Redeemable common stock, shares issued and outstanding, 224 in 2000 and 2001......        45,563       21,611
   Redeemable common stock warrants..................................................        16,817       22,390
                                                                                         -----------   ------------
Total redeemable equity..............................................................       535,145      384,728
Nonredeemable equity (deficiency):
   Common stock, par value $.01 per share, 4,250 shares authorized;
       shares issued and outstanding: 637 shares in 2000 and 2001....................             6            6
   Additional paid-in capital........................................................             -       42,735
   Unearned compensation.............................................................       (16,608)        (277)
   Accumulated deficit...............................................................      (849,390)  (1,277,849)
   Accumulated other comprehensive income............................................             -      (31,364)
                                                                                         -----------   ------------
Total nonredeemable equity (deficiency)..............................................      (865,992)  (1,266,749)
                                                                                         -----------   ------------
                                                                                          $1,088,686  $1,107,736
                                                                                         ===========   ============
                             SEE ACCOMPANYING NOTES.



           SCHEDULE I - Condensed Financial Information of Registrant


                           KMC Telecom Holdings, Inc.
                                (Parent Company)

                       Condensed Statements of Operations
                                 (IN THOUSANDS)



                                                                 YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------

                                                            1999           2000              2001
                                                            ----           ----              ----
      Operating expenses:
        Network operating costs.....................  $        --     $        --     $      7,239
        Selling, general and administrative.........       40,714         100,113          106,656
        Stock option compensation (credit)/expense..       29,833          33,188          (77,185)
        Impairment of long-lived assets.............           --              --              586
        Depreciation and amortization...............        3,104          11,878           20,564
                                                       ------------    ------------    -------------
      Total operating expenses......................       73,651         145,179           57,860
                                                       ------------    ------------    -------------
      Loss from operations..........................      (73,651)       (145,179)         (57,860)

      Other expense.................................       (4,297)             --               --
      Intercompany charges..........................       72,972          99,838          106,656
      Interest income...............................        1,872          68,450           79,442
      Interest expense..............................      (36,729)        (80,157)         (86,832)
      Equity in net loss of subsidiaries............     (185,883)       (349,161)        (482,199)
                                                       ------------    ------------    -------------
      Net loss before extraordinary item............     (225,716)       (406,209)        (440,793)
      Extraordinary item............................           --              --                -
                                                       ------------    ------------    -------------
      Net loss......................................     (225,716)        (406,209)       (440,793)
      Dividends and accretion on redeemable
       preferred stock..............................      (81,633)         (94,440)        116,643
                                                       ------------    ------------    -------------
      Net loss applicable to common
       shareholders.................................  $  (307,349)    $   (500,649)    $  (324,150)
                                                       ============    ============    =============






















                             SEE ACCOMPANYING NOTES.


           SCHEDULE I - Condensed Financial Information of Registrant


                           KMC Telecom Holdings, Inc.
                                (Parent Company)

                       Condensed Statements of Cash Flows
                                 (IN THOUSANDS)



                                                                         YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------

                                                                  1999            2000             2001
                                                              ----------------  ---------------  ------------


OPERATING ACTIVITIES
Net income/(loss) before extraordinary item................     $ (225,716)      $ (406,209)       $(490,793)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Equity in net loss of subsidiaries.....................        185,883          349,161          482,199
    Depreciation and amortization..........................          3,104           11,878           20,564
    Non-cash interest expense..............................         36,963           38,858           46,596
    Impairment charges for long-lived assets...............              -                -              586
    Gain on repurchase of senior discount notes............              -                -                -
    Non-cash stock option compensation expense/(credit)....         29,833           33,188          (77,185)
    Changes in assets and liabilities:
      Accounts receivable..................................             (6)               6                -
      Prepaid expenses and other current assets............           (917)             207             (444)
      Accounts payable.....................................            441          128,414         (139,479)
      Accrued expenses.....................................          9,075           23,837          147,975
      Amounts due from subsidiaries........................        (52,050)         (16,912)          93,696
      Other assets.........................................          1,128              207            1,617
                                                                ------------      -----------       ----------
Net cash provided by/(used in) operating activities........        (12,262)         162,635          135,332
                                                                ------------      -----------       ----------
INVESTING ACTIVITIES
Loans receivable from subsidiaries.........................       (324,390)        (276,609)          58,772
Purchases of equipment.....................................        (18,327)          (2,934)         (12,501)
Investments in subsidiaries................................              -          (35,000)        (200,000)
Acquisitions of intangible assets..........................           (796)             (70)            (603)
                                                                ------------      -----------       ----------
Net cash used in investing activities......................       (343,513)        (314,613)        (154,332)
                                                                ------------      -----------       ----------
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance
 costs.....................................................         91,001          177,500                -
Proceeds from exercise of stock options....................            333              562                -
Proceeds from issuance of senior notes, net of issuance
  costs and purchase of portfolio of restricted investments        262,387                -                -
Repurchase and retirement of Series F Preferred Stock......              -           (3,329)               -
Repurchase of senior discount notes........................              -                -                -
                                                                ------------      -----------       ----------
Net cash provided by financing activities..................        353,721          174,733                -
                                                                ------------      -----------       ----------
Net increase (decrease) in cash and cash equivalents.......         (2,054)          22,755          (19,000)
Cash and cash equivalents, beginning of year...............          1,221             (833)          21,922
                                                                ------------      -----------       ----------
Cash and cash equivalents, end of year.....................     $     (833)      $   21,922        $   2,922
                                                                ============      ===========       ==========


                             SEE ACCOMPANYING NOTES.


           SCHEDULE I - Condensed Financial Information of Registrant


                           KMC Telecom Holdings, Inc.
                                (Parent Company)

                     Notes to Condensed Financial Statements

                                December 31, 2001


1.  BASIS OF PRESENTATION

In the parent company only financial statements, KMC Telecom Holdings, Inc.'s (the "Company") investment in subsidiaries is stated at cost less equity in losses of subsidiaries since date of formation. These parent company financial statements should be read in conjunction with the Company's consolidated financial statements.

Pursuant to a management agreement among the Company and its subsidiaries, the Company provides management and other services and incurs certain operating expenses on behalf of its subsidiaries. Such costs are allocated to the subsidiaries by the Company and reimbursed on a current basis. At December 31, 2000, an aggregate receivable of $91.2 million was due from the subsidiaries. At December 31, 2001, an aggregate payable of $2.4 million was due to the subsidiaries. This net payable consists of a receivable of $3.1 million from the Company's Tier III Markets business and a payable of $5.5 million to its Nationwide Data Platform Business. These net payables/receivables are included in the accompanying condensed balance sheets at December 31, 2000 and 2001. Such reimbursements are permitted under the debt agreements of the Company's subsidiaries.

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

8.  EXTRAORDINARY ITEM - NOTE REPURCHASE

See Note 19 of the Notes to Consolidated Financial Statements.

9.  SUBSEQUENT EVENTS

See Note 21 of the Notes to Consolidated Financial Statements.

                           KMC Telecom Holdings, Inc.

                 SCHEDULE II - Valuation and Qualifying Accounts
                                 (IN THOUSANDS)




                                                          ADDITIONS
                                                  ----------------------------
                                                                 CHARGED TO
                                     BALANCE AT    CHARGED TO       OTHER
                                     BEGINNING     COSTS AND      ACCOUNTS-    DEDUCTIONS       BALANCE AT
    DESCRIPTION                      OF PERIOD      EXPENSES       DESCRIBE      DESCRIBE          PERIOD
--------------------------------    -----------   -----------    -----------   ------------    -------------

YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts        $   350       $ 5,263        $   -        $   62(1)        $ 5,551
                                    ===========   ===========    ===========   ============    =============

YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts        $ 5,551       $ 7,875        $   -        $ 2,505(1)       $10,921
                                    ===========   ===========    ===========   ============    =============

YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts        $10,921      $10,552         $   -        $ 7,641(1)       $13,832
                                    ===========   ===========    ===========   ============    =============

(1)  Uncollectible accounts written-off.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ---------------------------------------------------------------

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

        The following table sets forth certain information with respect to the persons who are members of our board of directors or are our executive officers as of March 31, 2001.


       NAME                           AGE                        POSITION
       ----                           ---                        --------
       Harold N. Kamine...........    45    Chairman of the Board of Directors
       John G. Quigley............    48    Vice Chairman of the Board of Directors
       William F. Lenahan.........    51    Chief Executive Officer and Director
       Roscoe C.  Young II........    51    President, Chief Operating Officer and Director
       William H. Stewart.........    35    Executive Vice President,  Chief Financial  Officer
                                            and Director
       Gary E. Lasher.............    66    Director
       Richard H. Patterson.......    43    Director
       Alexander P. Coleman.......    35    Director
       Jeffrey M. Tuder...........    28    Director


        The business experience of each of our directors and executive officers of the Company is as follows:

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

        JOHN G. QUIGLEY has served as Vice Chairman of our board of directors since June 2001 and as a director since August 1996. Mr. Quigley is a founding member of Nassau Capital L.L.C., the independent firm founded in 1995 to manage the private investment program of the Princeton University endowment. Nassau Capital L.L.C. is the general partner of Nassau Capital Partners L.P. and Nassau Capital Partners IV L.P. Mr. Quigley is also an adjunct faculty member at Princeton University and Columbia Law School and serves as a director of The Audax Group.

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

        ROSCOE C. YOUNG II has served as a director since December 1999 and as our President and Chief Operating Officer since March 2000. Previously, he had been our Executive Vice President and Chief Operating Officer. Mr. Young has over 20 years experience in the field of telecommunications with both new venture and Fortune 500 companies. Prior to joining us in November 1996, Mr. Young served as Vice President, Network Component Services for Ameritech Corporation from June 1994 to October 1996. From March 1988 to June 1994, Mr. Young served as Senior Vice President, Network Services for MFS Communications. From October 1977 to

March 1988, Mr. Young served in a number of senior operations, sales and marketing, engineering, financial management, and human resource positions for AT&T Corp.

        WILLIAM H. STEWART has served as a director since August 1997. Mr. Stewart joined us as Executive Vice President and Chief Financial Officer in March 2000. Previously, Mr. Stewart was a Managing Director of Nassau Capital L.L.C. after joining that firm in June 1995. From 1989 until joining Nassau Capital, Mr. Stewart was a portfolio manager and equity analyst at the Bank of New York. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts.

        GARY E. LASHER has served as a director since November 1997 and served as Vice Chairman of our board of directors from November 1997 to June 2001. He was the founder, Chief Executive Officer and President of Eastern TeleLogic Corporation from 1987 to 1997. Eastern TeleLogic was a leading competitive local exchange carrier operating in greater Philadelphia, Delaware and southern New Jersey before its purchase by Teleport Communications Group in October 1996. From 1984 to 1986, Mr. Lasher was Chief Operating Officer of Private Satellite Network, a company which built and operated video satellite networks for major corporations. Mr. Lasher also spent 20 years with Continental Telephone, holding various positions including Corporate Vice President, President of the International Engineering and Construction Company, and various senior positions with Continental Telephone's regulated subsidiaries. Mr. Lasher is one of the founding members of the Association for Local Telecommunications Services and served for three years as its Chairman. Mr. Lasher is also Chairman of the Board of Linx Communications, a privately-owned provider of unified personal communications services.

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

        ALEXANDER P. COLEMAN has served as a director since July 2000. Since January 1996, Mr. Coleman has served as Vice President and Investment Partner of Dresdner Kleinwort Capital Private Equity LLC, Dresdner Bank AG's United States leveraged buyout group. Prior to joining Dresdner Kleinwort Capital Private Equity LLC, Mr. Coleman served in several corporate finance positions for Citicorp/Citibank N.A. from 1989 through 1995, and most recently as Vice President of Citicorp Venture Capital. Mr. Coleman is also a director of Gardenburger, Inc. and Tritel, Inc.

        JEFFREY M. TUDER has served as a director since January 2001. Since 1998, Mr. Tuder has served as a Principal with Nassau Capital L.L.C. Prior to joining Nassau Capital, Mr. Tuder was with ABS Capital Partners from 1996 to 1998, and served in the Investment Banking Division of Alex Brown & Sons prior thereto. Mr. Tuder is a director of CompHealth, Inc. and is a Board Observer for various private companies.

        Pursuant to provisions contained in an Amended and Restated Stockholders Agreement dated as of October 31, 1997, as further amended, among us, Harold Kamine, Nassau Capital, General Electric Capital Corporation, Wachovia Bank, CoreStates Holdings, Inc., Dresdner Kleinwort Benson Private Equity Partners LP, 75 Wall Street Associates, LLC, Lucent Technologies Inc. and CIT Lending Services Corporation (the "Stockholders' Agreement"), these stockholders have agreed to vote their shares and take all necessary actions to elect the following individuals to our board of directors: the Chief Executive Officer, the President, three individuals designated by Nassau Capital, two individuals designated by Mr. Kamine, one individual designated by Dresdner Kleinwort and one individual as an independent director approved by Nassau Capital, Mr. Kamine and other principal existing stockholders. Lucent or a person to whom Lucent transfers its shares may be entitled to designate one individual under certain circumstances. We believe that, in October 2001, Lucent transferred all of its shares to a third party. The number of directors each of Nassau Capital, Mr. Kamine and Dresdner Kleinwort is entitled to designate will decrease as their respective percentages of ownership decrease. If a default relating to payment occurs under the Amended Senior Secured Credit Facility and continues uncured for 90 days, the holders of our Series C Preferred Stock (currently Nassau Capital, General Electric Capital Corporation and Wachovia) are entitled to elect two additional directors, who will serve until the default is cured. In addition, under the certificate of designations relating to our Series E Preferred Stock, if a default occurs under such certificate, the holders of our

Series E Preferred Stock will have the right to elect one additional individual to serve as a director until the default is cured and all accrued dividends on such preferred stock are paid in full.

        Directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Executive officers are elected annually by our board of directors and serve at the discretion of the board of directors.

COMMITTEES OF THE BOARD

        Our board of directors has established a Compensation Committee, currently consisting of Messrs. Quigley, Patterson and Coleman; an Executive Committee, currently consisting of Messrs. Kamine, Quigley and Coleman; and an Audit Committee, currently consisting of Messrs. Lasher, Patterson, Tuder and Coleman.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

        The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, our Chief Executive Officer and our other most highly compensated executive officers whose aggregate salary and bonus compensation exceeded $100,000 during the fiscal year ended December 31, 2001 (collectively, the "Named Executive Officers"):

                                                                                           LONG TERM
                                                                                         COMPENSATION
                                                                                  ------------------------
                                                         ANNUAL COMPENSATION                AWARDS
                                           ------------------------------------   ------------------------
                                                                        OTHER ANNUAL      SECURITIES
                                                                        COMPENSATION      UNDERLYING
NAME AND POSITION                          YEAR  SALARY($)   BONUS($)      ($)(1)         OPTIONS(#)
-----------------                          ----  ---------   --------   ------------      ----------------

William F. Lenahan(2)................      2001  $500,000   $2,000,000             -               -
Chief Executive Officer                    2000  $317,382   $1,000,000             -          50,000

Harold N. Kamine(3)..................      2001  $100,000    $925,000              -               -
  Chairman of the Board                    2000  $485,053           -              -               -
                                           1999  $450,000           -              -               -

Roscoe C. Young II...................      2001  $500,000   $2,000,000             -               -
  President and Chief Operating            2000  $491,200   $1,250,000             -          17,500
  Officer                                  1999  $446,539    $362,500              -               -


William H. Stewart(4)................     2001   $350,000   $1,775,000             -               -
   Executive Vice President,              2000   $278,864    $500,000              -          35,000
    Chief Financial Officer


----------------------

(1) The aggregate value of the perquisites and other personal benefits, if any, received by the Named Executive Officers for all years presented have not been reflected in this table because the amount was below the Securities and Exchange Commission's threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for the Named Executive Officer for the year).
(2) Mr. Lenahan joined us as Chief Executive Officer effective May 1, 2000 and his 2000 compensation figures are for the period from that date to the end of the year.
(3) We expect to pay Mr. Kamine an additional $925,000 on July 1, 2002 for bonuses earned during fiscal 2001.
(4) Mr. Stewart joined us as Executive Vice President and Chief Financial Officer on March 9, 2000 and his 2000 compensation figures are for the period from that date to the end of the year.

STOCK OPTION GRANTS

        No options were granted to any of the Named Executive Officers during 2001.

OPTION EXERCISES AND OPTION YEAR-END VALUE TABLE

        No options were exercised during 2001 by any of the Named Executive Officers. The following table sets forth information regarding the number and year-end value of unexercised options to purchase shares of our common stock held at December 31, 2001 by each of the Named Executive Officers.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                 NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                            SHARES              UNDERLYING UNEXERCISED         "IN-THE-MONEY"
                                           ACQUIRED    VALUE          OPTIONS AT                 OPTIONS AT
                                              ON      REALIZED     DECEMBER 31, 2001         DECEMBER 31, 2001
NAME                                     EXERCISE(#)    ($)     EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE(1)
--------------------------------------   -----------  --------  -------------------------  ----------------------------

William F. Lenahan....................         -          -          31,250/18,750                $ - /$ -
Harold N. Kamine......................         -          -                 -                            -
Roscoe C.  Young II...................         -          -          43,438/6,562                 $ - /$ -
William H. Stewart....................         -          -         21,875 /13,125                $ - /$ -


----------------------


(1) Options are "In-the-Money" if the fair market value of the underlying securities exceeds the exercise price of the options. No active trading market for our common stock exists, so the fair market value of our common stock is determined on the basis of management's estimates. Based on these estimates, the fair market value of our common stock as of December 31, 2001 was less that the exercise price of the options.

DIRECTOR COMPENSATION

        Our directors do not currently receive any compensation for their services as directors, except that Mr. Lasher receives $25,000 per year in connection with his services as a director and was granted options to purchase 12,000 shares of our stock and Mr. Patterson receives $25,000 per year and an annual grant of options to purchase 1,000 shares of our common stock in connection with his services as a director.

EXECUTIVE EMPLOYMENT CONTRACTS

         We have an employment contract with Harold N. Kamine, the Chairman of our board of directors. Our employment agreement with Mr. Kamine provides for a term of four years, effective as of January 1, 1999. Under the agreement, Mr. Kamine is paid a base salary of $450,000 per annum and is entitled to be considered for bonuses in amounts to be determined by our board of directors. During 2001, Mr. Kamine voluntarily agreed to reduce his base salary to $100,000 as a result of his increased involvement with the affairs of KNT Network Technologies, LLC (See Item 13 "Certain Relationship and Related Transactions"). Mr. Kamine is entitled to receive benefits generally received by our senior executives, including reimbursement of expenses incurred on our behalf, and participation in group plans. If Mr. Kamine's employment agreement is terminated as a result of Mr. Kamine's death or permanent disability, or upon our breach of the agreement, he, or his estate, is entitled to a severance payment in an amount equal to the lesser of two times his annual base salary and the aggregate unpaid base salary that would have been paid to him during the remaining balance of the term of the employment contract, subject to a minimum of one-half of his annual base salary.

        We have an employment contract with William F. Lenahan our Chief Executive Officer and a member of our board of directors. Our employment agreement with Mr. Lenahan provides for a term of five years, effective as of May 1, 2000. However, the term will be automatically extended for successive two year periods unless either party provides notice to the other, at least ninety days prior to the end of the term, that the agreement will not be extended. Under the agreement, Mr. Lenahan's base salary is $500,000 per annum and he is entitled to be considered for an annual bonus in an amount to be determined by the Compensation Committee of our board of directors. In addition to the annual bonus, we and Mr. Lenahan agreed to modify a provision of his employment contract relating to bonuses such that Mr. Lenahan will be entitled to receive a total of $3.0 million in bonus payments with $500,000 payable upon completion of each of three financing transactions related to our data services agreements with a major carrier customer, $500,000 payable upon our achieving positive EBITDA and $1.0 million payable upon the next equity capital event (public or private), other than an initial public offering, in which at least $100.0 million is invested in us. All of these bonus payments, other than the bonus payable upon completion of a $100.0 million equity capital event, have been earned and paid. Mr. Lenahan may elect to receive the remaining special bonus in shares of our common stock in lieu of cash. Mr. Lenahan is also entitled to receive benefits generally received by our officers, including options to purchase our common stock, reimbursement of expenses incurred on our behalf, and a leased automobile. If we terminate Mr. Lenahan's employment without cause, or if the term of his employment agreement expires, prior to an initial public offering or upon our change in control, Mr. Lenahan will be entitled to receive a makeup bonus equal to $5.0 million. Upon termination of the agreement, Mr. Lenahan is subject to a confidentiality covenant and a 24 month non-competition agreement. Mr. Lenahan is entitled to receive a severance payment in an amount ranging from 0% to 200% of his base salary upon termination of his employment depending on the cause of such termination. Upon payment of the makeup bonus, all stock and stock options which Mr. Lenahan may have with regard to our equity will be terminated.

        We have an employment contract with Roscoe C. Young, II, our President and Chief Operating Officer and a member of our board of directors. The employment agreement became effective as of March 6, 2000, and continues until March 31, 2005, unless earlier terminated in accordance with the employment agreement. Under the agreement, Mr. Young's base salary is $500,000 per annum and he is entitled to be considered for an annual bonus in an amount to be determined by the Compensation Committee of our board of directors. In addition to the annual bonus, we and Mr. Young agreed to modify a provision of his employment contract relating to bonuses such that Mr. Young will be entitled to receive a total of $3.0 million in bonus payments with $500,000 payable upon completion of each of three financing transactions related to our data services agreements with a major carrier customer, $500,000 payable upon our achieving positive EBITDA and $1.0 million payable upon the next equity capital event (public or private), other than an initial public offering, in which at least $100.0 million is invested in us. All of these bonus payments, other than the bonus payable upon completion of a $100.0 million equity capital event, have been earned and paid. Mr. Young may elect to receive the remaining special bonus in shares of our common stock in lieu of cash. Mr. Young is entitled to receive benefits generally received by our officers, including options to purchase our common stock, reimbursement of expenses incurred on our behalf, and a leased automobile. Upon termination of the agreement, Mr. Young is subject to a confidentiality covenant and a 24 month non-competition agreement. If we terminate Mr. Young's employment without cause, he is entitled to a severance payment in an amount equal to two times his annual base salary.

        We also have an employment contract with William H. Stewart, our Chief Financial Officer and Executive Vice President and a member of our Board of Directors. Our agreement with Mr. Stewart provides for a term of three years, effective as of March 9, 2000. Under the agreement, Mr. Stewart's base salary is $350,000 per annum and he is entitled to be considered for an annual bonus in an amount to be determined by the Compensation Committee of our board of directors. In addition to the annual bonus, Mr. Stewart will be entitled to receive a total of $2.0 million in bonus payments with $500,000 payable upon the completion of each of two financing transactions related to our data services agreements with a major carrier customer, $500,000 payable upon our achieving positive EBITDA and $500,000 payable upon the next equity capital event (public or private), other than an initial public offering, in which at least $100.0 million is invested in us. All of these bonus payments, other than the bonus payable upon completion of a $100.0 million equity capital event, have been earned and paid. Mr. Stewart may elect to receive the remaining special bonus in shares of our common stock in lieu of cash. Mr. Stewart is entitled to receive benefits generally received by our officers, including options to purchase our stock, reimbursement of expenses incurred on our behalf, and a leased automobile. Upon termination of the agreement, Mr. Stewart is subject to a confidentiality covenant and a 24 month non-competition agreement. If we terminate Mr. Stewart's employment without cause, he is entitled to a severance payment in an amount equal to two times his annual base salary. In December 2001, the term of Mr. Stewart's employment contract was extended for an additional two years to April 2005.

KMC HOLDINGS STOCK OPTION PLAN

        Employees, directors or other persons having a unique relationship with us or any of our affiliates are eligible to participate in the KMC Holdings Stock Option Plan. However, neither Mr. Kamine nor any person employed by Nassau Capital or any affiliate of Nassau Capital is eligible for grants under the plan. The KMC Holdings Stock Option Plan is administered by the Compensation Committee of our board of directors. The Compensation Committee is authorized to grant (i) options intended to qualify as incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) performance units, (vi) performance shares and (vii) certain other types of awards.

        The number of shares of our common stock available for grant under the KMC Holdings Stock Option Plan is 600,000. As of March 31, 2002, options to acquire 556,586 shares of our common stock were outstanding under the plan. No participant may receive more than 75,000 shares of our common stock under the KMC Holdings Stock Option Plan.

        The Compensation Committee has the power and authority to designate recipients of grants under the KMC Holdings Stock Option Plan, to determine the terms, conditions and limitations of grants under the plan and to interpret the provisions of the plan. The exercise price of all incentive stock options granted under the KMC Holdings Stock Option Plan must be at least equal to the Fair Market Value (as defined in the plan) of our common stock on the date the options are granted and the exercise price of all non-qualified stock options granted under the KMC Holdings Stock Option Plan must be at least equal to 25% of the Fair Market Value of our common stock on the date the options are granted. The maximum term of each option granted under the KMC Holdings Stock Option Plan is 10 years. Options will become exercisable at such times and in such installments as the Compensation Committee provides in the terms of each individual option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The present members of the Compensation Committee of our board of directors are Messrs. Coleman, Quigley and Patterson. Mr. Quigley is also a member of Nassau Capital, which, through its affiliates, beneficially owns more than five percent of our voting securities.

        Pursuant to an agreement between us, Mr. Kamine and Nassau Capital, Nassau Capital is paid financial advisory fees in cash at a rate of $450,000 per annum.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

        The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 29, 2002, by (i) each person known to us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished to us by our respective stockholders.



                                                                   NUMBER OF      PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                               SHARES (1)    OWNERSHIP (1)
------------------------------------                              ------------  ---------------

Harold N. Kamine................................................     581,485           66.9%
c/o Kamine Development Corp.
1545 Route 206
Bedminster, NJ 07921

Nassau Capital Partners L.P (2).................................     726,255           46.2%
c/o Nassau Capital L.L.C.
22 Chambers Street
Princeton, NJ 08542



                                                                   NUMBER OF      PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                               SHARES (1)    OWNERSHIP (1)
------------------------------------                              ------------  ---------------

General Electric Capital Corporation (3)........................     732,400           46.0%
120 Long Ridge Road
Stamford, CT 06927

CIT Lending Services Corporation (4)............................     275,463           28.2%
44 Whippany Road
Morristown, NJ 07960

Wachovia Bank (5)...............................................     207,678           19.6%
301 South College St.
Charlotte, NC 28288

Dresdner Kleinwort Capital Private Equity Partners LP (6) ......     157,763           15.5%
75 Wall Street
New York, NY 10005

CIBC Inc. (7)...................................................      50,230            5.8%
425 Lexington Avenue
New York, New York 10017

Michael A. Sternberg (8) .......................................      65,000            7.0%
8 Sunnyfield Dr.
Annandale, NJ  08801

William F. Lenahan (8) .........................................      37,500            4.2%
c/o KMC Telecom Holdings, Inc.
1545 Route 206, Suite 300
Bedminster, New Jersey 07921

Gary E. Lasher (8)..............................................      12,000            1.4%
c/o KMC Telecom Holdings, Inc.
1545 Route 206, Suite 300
Bedminster, New Jersey 07921

John G. Quigley (9).............................................     726,255           46.2%
c/o Nassau Capital L.L.C.
22 Chambers Street
Princeton, NJ 08542

Richard H. Patterson (8)........................................       7,000            0.8%
c/o Spire Capital Management
30 Rockefeller Center
Suite 4350
New York, NY 10112

Alexander P. Coleman (10) ......................................     157,763           15.5%
c/o Dresdner Kleinwort Capital
Private Equity Partners L.P.
75 Wall Street
New York, NY 10004

Jeffrey M. Tuder (9)............................................      726,255           46.2%
c/o Nassau Capital L.L.C.
22 Chambers Street
Princeton, NJ 08542






                                                                   NUMBER OF      PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                               SHARES (1)    OWNERSHIP (1)
------------------------------------                              ------------  ---------------

Roscoe C.  Young II (8).........................................      45,625            5.0%
c/o KMC Telecom Holdings, Inc.
1545 Route 206, Suite 300
Bedminster, NJ 07921

William H. Stewart (8)..........................................      26,250            3.0%
c/o KMC Telecom Holdings, Inc.
1545 Route 206, Suite 300
Bedminster, NJ 07921

Directors and Officers of the Company as a Group (9 persons)....   1,717,495           86.3%

----------------------


(1) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options, warrants and convertible securities held by that person that are currently exercisable or exercisable within 60 days of March 30, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder's name.
(2) Includes 620,522 shares of common stock which Nassau Capital Partners L.P. and NAS Partners I L.L.C. have the right to acquire upon conversion of 122,708 and 1,092 shares of Series A Convertible Preferred Stock, respectively, 61,298 shares of common stock which Nassau and NAS Partners I, L.L.C. have the right to acquire upon conversion of 24,778 and 222 shares of Series C Convertible Preferred Stock, respectively and 30,601 shares of common stock which NAS Partners I, L.L.C. and Nassau Capital Partners IV L.P. have the right to acquire upon conversion of 411 shares and 29,178 shares of Series G Convertible Preferred Stock, respectively. These are the same shares listed for Messrs. Quigley and Tuder.
(3) Includes 245,190 shares of common stock which General Electric Capital Corporation has the right to acquire upon conversion of 100,000 shares of Series C Convertible Preferred Stock, 238,870 shares of common stock which General Electric Capital Corporation has the right to acquire upon exercise of warrants and 306,009 shares of common stock which General Electric Capital Corporation has the right to acquire upon conversion of 295,885 shares of Series G Convertible Preferred Stock.
(4) Includes 55,076 shares of common stock which Newcourt Commercial Finance Corporation, a subsidiary of CIT Lending Services Corporation, has the right to acquire upon the exercise of warrants and 61,202 shares of common stock which CIT Lending Services Corporation has the right to acquire upon conversion of 59,177 shares of Series G Convertible Preferred Stock.
(5) Includes 122,595 shares of common stock which Wachovia Bank (the successor to CoreStates Holdings, Inc.) has the right to acquire upon conversion of 50,000 shares of Series C Convertible Preferred Stock and 78,165 shares which Wachovia Bank has the right to acquire upon the exercise of warrants.
(6) Represents shares of common stock which Dresdner Kleinwort Capital Private Equity Partners LP and its affiliate, 75 Wall Street Associates, have the right to acquire upon conversion of 147,942 shares of Series G Convertible Preferred Stock and 4,758 shares of common stock which Dresdner Kleinwort Capital has the right to acquire upon the exercise of warrants. These are the same shares listed for Mr. Coleman.
(7) Includes 6,126 shares of common stock which CIBC, Inc. has the right to acquire upon the exercise of warrants.
(8) Represents shares of common stock which the holder has the right to acquire upon the exercise of options that are exercisable within sixty days of March 29, 2002 pursuant to our stock option plan.
(9) All of the shares indicated as owned by Messrs. Quigley and Tuder, are owned directly or indirectly by Nassau Capital Partners L.P., NAS
     Partners I L.L.C. and Nassau Capital Partners IV L.P. Messrs. Quigley and Tuder, members of our board of directors, are members of Nassau
     Capital L.L.C., the general partner of Nassau Capital Partners L.P. and Nassau Capital partners IV L.P., and are members of NAS Partners I.,
     L.L.C. Accordingly, Messrs. Quigley and Tuder may be deemed to be beneficial owners of such shares and for purposes of this table they are included. Messrs. Quigley and Tuder disclaim beneficial ownership of all such shares within the meaning of Rule 13d-3 under the Securities
     Exchange Act.

(10) All of the shares indicated as owned by Mr. Coleman are owned directly or indirectly by Dresdner Kleinwort Capital Private Equity Partners LP of which Mr. Coleman is a Vice President and Investment Partner. Accordingly, Mr. Coleman may be deemed to be a beneficial owner of such shares and for purposes of this table they are included. Mr. Coleman disclaims beneficial ownership of all such shares within the meaning of Rule 13d-3 under the Exchange Act. The shares set forth represent shares of common stock which Dresdner Kleinwort Capital Private Equity Partners LP and 75 Wall Street Associates have the right to acquire upon conversion of 133,148 and 14,794 shares of Series G Convertible Preferred Stock, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

        In August 2000, we entered into a 12 year lease, with an entity controlled by Mr. Kamine, for all three floors of the building (approximately 50,000 square feet) in Bedminster, New Jersey in which we are presently headquartered. The lease provides for a base annual rental cost of approximately $1.0 million, adjusted periodically for changes in the consumer price index, plus operating expenses. The building is owned by a company in which a trust for the benefit of Mr. Kamine's children owns a fifty percent interest. Previously, under the terms of a lease initially entered into in June 1996, we had leased smaller amounts of space in the building in which our headquarters are located. The earlier lease had provided for a base annual rental of $217,000 (adjusted periodically for changes in the consumer price index), plus operating expenses. Pursuant to these leases, we paid an aggregate of $1.5 million during 2001.

        Pursuant to an arrangement between us and KNT Network Technologies, LLC ("KNT"), a company independently owned by Mr. Kamine and Nassau Capital, effective June 1, 2000, we transferred substantially all of the employees of our construction division to KNT. KNT provided construction and maintenance services to us and was reimbursed for all of the direct costs of these activities. In addition, we funded substantially all of KNT's general overhead and administrative costs at an amount not to exceed $15 million per annum. Amounts paid to KNT during fiscal 2001 relating to this arrangement amounted to $35.2 million, of which $16.6 million was for network related construction and was capitalized into networks and equipment, $10.0 million was expensed as general and administrative costs and $8.6 million was expensed as direct maintenance costs. In March 2002, we entered into a termination agreement with KNT to terminate this arrangement. During the first quarter of 2002, substantially all of KNT's employees were either terminated or transferred back to us and the activities of KNT substantially ceased.

        In addition to services contracted with KNT, we also contracted services from Pretel Network Services Corporation, a wholly owned subsidiary of KNT and a former vendor of ours prior to its acquisition by KNT in June 2000. Amounts paid to Pretel during the year ended December 31, 2001 were $6.4 million, of which $2.6 million was capitalized as plant construction costs and $3.8 million was expensed as plant maintenance costs. For the period from June 2000 through December 2000, amounts paid to Pretel were $1.7 million, of which $1.4 million was capitalized as plant construction costs and $0.3 million was expensed as plant maintenance costs.

        In February 1998, we loaned to Roscoe C. Young II, our President and Chief Operating Officer, the principal sum of $350,000. The loan is evidenced by a promissory note which bears interest at the rate of 6% per annum. Interest and principal are payable at maturity on February 13, 2003. The largest aggregate amount of loans outstanding to Mr. Young at any time during 2001 was $350,000. The aggregate amount of loans outstanding to Mr. Young at March 28, 2002 was $350,000.

        CIT Lending Services Corporation (an affiliate of The CIT Group), one of our principal stockholders, has provided financing to us as one of the lenders under the Amended Senior Secured Credit Facility. The lenders under the Amended Senior Secured Credit Facility have agreed to make available, subject to certain conditions, up to a total of $700.0 million, for construction and development of our existing networks. We paid CIT and its affiliates aggregate cash payments for fees, discounts and commissions of $50,000, during the year ended December 31, 2001.

        In connection with the closing of the KMC Funding IX Financing in December 2001, we paid General Electric Capital Corporation, one of our principal stockholders, $1.1 million.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

(a)     1       Financial Statements.

        The financial statements are included in Part II, Item 8 of this Report.

        2       Financial  Statement  Schedules and  Supplementary  Information
        Required to be Submitted.

        Independent Auditors' Report on Schedules
        Schedule I - Condensed Financial Information of Registrant
        Schedule II - Valuation and Qualifying Accounts

        These schedules are included in Part II, Item 8 of this Report. All other schedules have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements or notes.

        3.     Exhibits.

        The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of their Report.

(b)     Reports on Form 8-K.

        We did not file a Current Report on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bedminster, State of New Jersey, on the 17th day of May 2002.


                                     KMC TELECOM HOLDINGS, INC.


                                     By:       /S/ WILLIAM F. LENAHAN
                                       --------------------------------------
                                              William F. Lenahan
                                              Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of May 2002.



                        SIGNATURE                                 TITLE(S)

              /S/ WILLIAM F. LENAHAN
------------------------------------------------------            Chief Executive Officer and
                   William F. Lenahan                             Director (Principal Executive
                                                                  Officer)


                /S/ WILLIAM H. STEWART
------------------------------------------------------            Executive Vice President,
                   William H. Stewart                             Chief Financial  Officer and Director
                                                                  (Principal Financial Officer)

                  /S/ ROBERT F. HAGAN
------------------------------------------------------            Senior Vice President, Finance
                     Robert F. Hagan                              (Principal Accounting Officer)

                  /S/ HAROLD N. KAMINE
------------------------------------------------------            Chairman of the Board of
                    Harold N. Kamine                              Directors

                   /S/ JOHN G. QUIGLEY
------------------------------------------------------            Vice Chairman of the Board
                     John G. Quigley                              of Directors


                   /S/ ROSCOE C. YOUNG II
------------------------------------------------------            President, Chief Operating
                   Roscoe C. Young, II                            Officer and Director




               /S/ ALEXANDER P. COLEMAN
------------------------------------------------------
                  Alexander P. Coleman                           Director

               /S/ RICHARD H. PATTERSON
------------------------------------------------------
                  Richard H. Patterson                           Director

                  /S/ GARY E. LASHER
-------------------------------------------------------
                     Gary E. Lasher                              Director

                /S/ JEFFREY M. TUDER
-------------------------------------------------------
                    Jeffrey M. Tuder                             Director



                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                                          DESCRIPTION
------------   ---------------------------------------------------------------


*3.1 Amended and Restated Certificate of Incorporation of KMC Telecom Holdings, Inc. dated as of September 22, 1997 (incorporated herein by reference to Exhibit 3.1 to KMC Telecom Holdings, Inc.'s Registration Statement on Form S-4 (Registration
               No. 333-50475) filed on April 20, 1998 (hereinafter referred to as the "KMC Holdings' S-4")).

*3.2 Certificate of Amendment of the Certificate of Incorporation of KMC Telecom Holdings, Inc. filed on November 5, 1997 (incorporated herein by reference to Exhibit 3.2 to KMC Holdings' S-4).

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

*3.5 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of KMC Telecom Holdings, Inc. dated July 7, 2000 (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 333 - 46148) filed on September 19, 2000 (hereinafter referred to as the "KMC Holdings' S-1")).

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

*3.14          Certificate  of  Voting  Powers,  Designations,   Preferences
               and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior, Redeemable, Exchangeable, PIK Preferred Stock of KMC Telecom Holdings, Inc., dated as of February 4, 1999 (incorporated herein by reference to Exhibit 3.7 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*3.15 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of April 30, 1999 (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*3.16 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, dated as of June 30, 2000 (incorporated herein by reference to Exhibit 3.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*3.17 Certificate of Amendment to the Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series E Senior Redeemable, Exchangeable, PIK Preferred Stock, dated July 7, 2000 (incorporated herein by reference to Exhibit 3.20 to KMC Holdings' S-1).

*3.18 Certificate of Powers, Designations, Preferences and Rights of the Series G-1 Voting Convertible Preferred Stock and Series G-2 Non-Voting Convertible Preferred Stock, Par Value $.01 Per Share, dated as of July 5, 2000 (incorporated herein by reference to Exhibit 3.5 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*3.19 Amended and Restated By-Laws of KMC Telecom Holdings, Inc., adopted as of April 1, 2000 (incorporated herein by reference to Exhibit 3.6 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000).

*3.20 Amendment No. 1 to the Amended and Restated By-Laws of KMC Telecom Holdings, Inc., amended as of July 5, 2000 (incorporated herein by reference to Exhibit 3.27 to KMC Holdings' S-1).

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

*4.12 First Supplemental Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1999).

*4.13 Indenture dated as of May 24, 1999 among KMC Telecom Holdings, Inc., KMC Telecom Financing, Inc. and The Chase Manhattan Bank, as Trustee, including specimen of KMC Telecom Holdings, Inc.'s 13 1/2% Senior Notes due 2009 (incorporated herein by reference to Exhibit 4.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1999).

*4.14 Collateral Pledge and Security Agreement made and entered into as of May 24, 1999 by KMC Telecom Financing, Inc. in favor of The Chase Manhattan Bank as Trustee (incorporated herein by reference to Exhibit 4.4 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1999).

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

*4.18 Warrant Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent, Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.2 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended March 31, 1999).

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

*4.21 Warrant Agreement dated as of April 30, 1999 among KMC Telecom Holdings, Inc., The Chase Manhattan Bank, as Warrant Agent,
               First Union Investors, Inc., Harold N. Kamine and Nassau Capital Partners L.P. (incorporated herein by reference to Exhibit 4.4 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.22 Warrant Registration Rights Agreement dated as of January 29, 1998 between KMC Telecom Holdings, Inc. and Morgan Stanley & Co. Incorporated. (incorporated herein by reference to Exhibit 4.8 to KMC Holdings' S-4).

*4.23 Warrant Registration Rights Agreement dated as of February 4, 1999 among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.3 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended March 31, 1999).

*4.24 Amendment No. 1 dated as of April 30, 1999 to Warrant Registration Rights Agreement among KMC Telecom Holdings, Inc., Newcourt Commercial Finance Corporation and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 4.6 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

*4.25 Preferred Stock Registration Rights Agreement dated as of April 30, 1999 between KMC Telecom Holdings, Inc. and First Union Investors, Inc. (incorporated herein by reference to Exhibit 4.9 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999).

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

*4.29 Warrant Agreement, dated as of April 12, 2001, among KMC Telecom Holdings, Inc., the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders, and First Union National Bank, as warrant agent (incorporated herein by reference to Exhibit 4.1 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended June 30, 2001).

*4.30 Warrant Registration Rights Agreement, dated as of April 12, 2001, among KMC Telecom Holdings, Inc., the "Lenders" party thereto and First Union National Bank, as administrative agent for the Lenders (incorporated herein by reference to Exhibit 4.2 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended June 30, 2001)

*10.1 Amended and Restated Loan and Security Agreement dated as of February 15, 2000 by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the financial institutions from time to time parties thereto as "Lenders", First Union National Bank as Administrative Agent for the Lenders, First Union National Bank, as Administrative Agent for the Lenders and Newcourt Commercial Finance Corporation (formerly known as AT&T Commercial Finance Corporation), an affiliate of The CIT Group, Inc., as Collateral Agent for the Lenders (incorporated herein by reference to Exhibit 10.6 to KMC Telecom Holding, Inc.'s Form 10-K for the fiscal year ended December 31, 1999).

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

*10.3 Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of July 28, 2000, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended June 30, 2001).

*10.4          Amendment  No.  3 and  Limited  Waiver  to  Amended  and
               Restated Loan and Security Agreement, dated as of February 23, 2001, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders (incorporated herein by reference to Exhibit 1-.2 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended June 30, 2001).

*10.5          Amendment  No.  4 and  Limited  Waiver  to  Amended  and
               Restated Loan and Security Agreement, dated as of April 12, 2001, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders (incorporated herein by reference to Exhibit 10.3 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended June 30, 2001).

*10.6 Amendment No. 5 and Limited Waiver, dated as of July 16, 2001, to Amended and Restated Loan and Security Agreement, dated as of February 15, 2000, among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the
               "Lenders" party thereto, and First Union National Bank, as agent for the Lenders (incorporated herein by reference to Exhibit administrative 10.1 to KMC Telecom Holding Inc.'s Form 10-Q for
               the quarterly period ended September 30, 2001).

**10.7 Amendment No. 6 and Limited Waiver, dated as of January 31, 2002, to Amended and Restated Loan and Security Agreement, dated as of February 15, 2000, among KMC Telecom LLC, KMC Telecom II, LLC, KMC Telecom III LLC, KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders, and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders.

**10.8 Amendment No. 7 and Limited Waiver, dated as of February 20, 2002, to Amended and Restated Loan and Security Agreement, dated as of February 15, 2000, among KMC Telecom LLC, KMC Telecom II LLC, KMC Telecom III LLC, KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders, and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders.

**10.9 Amendment No. 8 and Extension of Limited Waiver, dated as of March 28, 2002, to Amended and Restated Loan and Security Agreement, dated as of February 15, 2000, among KMC Telecom LLC, KMC Telecom II LLC, KMC Telecom III LLC, KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders, and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders.

**10.10 Amendment No. 9 and Extension of Limited Waiver, dated as of April 15, 2002, to Amended and Restated Loan and Security Agreement, dated as of February 15, 2000, among KMC Telecom LLC, KMC Telecom II LLC, KMC Telecom III LLC, KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, First Union National Bank, as administrative agent for the Lenders, and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders.

**10.11 Amendment No. 10 and Extension of Limited Waiver, dated as of May 6, 2002, to Amended and Restated Loan and Security Agreement, dated as of February 15, 2000, among KMC Telecom LLC, KMC Telecom II LLC, KMC Telecom III LLC, KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom.com, Inc., KMC III Services LLC, the "Lenders" party thereto, Wachovia Bank, National Association (f/k/a First Union National Bank), as administrative agent for the Lenders, and CIT Lending Services Corporation (f/k/a Newcourt Commercial Finance Corporation), as collateral agent for the Lenders.

*10.12 General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc. and Lucent Technologies Inc. dated September 24, 1997, as amended on October 15, 1997 (incorporated herein by reference to Exhibit 10.7 to KMC Holdings' S-4).

*10.13 Amendment Number Two to the General Agreement by and among KMC Telecom Inc., KMC II, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC Telecom and Lucent Technologies Inc. dated as of December 22, 1998 (incorporated herein by reference to Exhibit 10.8 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999). *10.14 Amendment Number Three to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC and Lucent Technologies Inc. dated as of November 15, 1999 (incorporated herein by reference to Exhibit
               10.9 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999).

*10.15 Amendment Number Four to the General Agreement by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom Leasing IV LLC, KMC III Services LLC and Lucent Technologies Inc. dated as of February 15, 2000 (incorporated herein by reference to Exhibit 10.10 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31,
               1999).

*10.16 Amendment Number Five to the General Agreement, dated as of April 16, 2001, by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom Leasing IV LLC, KMC III Services LLC and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.5 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended June 30, 2001).

*10.17         Professional   Services  Agreement  between  KMC  Telecom  Inc.
               and Lucent Technologies, Inc. dated September 4, 1997 (incorporated herein by reference to Exhibit 10.8 to KMC Holdings' S-4).

*10.18         Amendment  No. 1,  dated as of October 1,  1998,  to
               Professional Services Agreement, by and between KMC Telecom Inc. and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.4 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended March 31, 2001).

*10.19 Amendment No. 2, dated as of September 29, 2000, to and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.5 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended March 31, 2001).

*10.20 Amendment Number 3 to the Professional Services Agreement, dated as of April 16, 2001, by and among KMC Telecom Inc., KMC Telecom II, Inc., KMC Telecom III, Inc., KMC Telecom IV, Inc., KMC Telecom of Virginia, Inc., KMC Telecom Leasing I LLC, KMC Telecom Leasing II LLC, KMC Telecom Leasing III LLC, KMC Telecom Leasing IV LLC and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.4 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended June 30, 2001)

*10.21         Memorandum  of Agreement  between KMC Telecom  Holdings,  Inc.
               and EFTIA OSS Solutions Inc., dated as of October 26, 1998 (incorporated herein by reference to Exhibit 10.6 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31,
               1998).

*10.22 Master License Agreement dated December 31, 1998 by and between Billing Concepts Systems, Inc. and KMC Telecom Holdings, Inc. (incorporated herein by reference to Exhibit 10.7 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

*10.23 Lease Agreement dated January 1, 1996, between Cogeneration Services Inc. (now known as Kamine Development Corp.) and KMC Telecom Inc. (incorporated herein by reference to Exhibit 10.8 to KMC Telecom Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998)

*10.24 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates (incorporated herein by reference to Exhibit 4 to KMC Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1998).+

*10.25 Specimen of Non-Qualified Stock Option Agreement for options granted under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates (incorporated herein by reference to Exhibit 10.10 to KMC Holdings, Inc.'s Form 10-Q for the quarterly period ended September 30, 1998). +

*10.26 Amendment No. 1 made as of June 7, 1999 to 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates (incorporated herein by reference to Exhibit 10.1 to KMC Telecom Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 1999). +

*10.27 Second Amendment made as of March 1, 2000 to the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates (incorporated herein by reference to Exhibit 10.6 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended March 31, 2001).

*10.28 Participation Agreement, dated as of June 28, 2000, among KMC Telecom V, Inc., Telecom V Investor Trust 2000-A, Wilmington Trust Company, in its individual capacity and as trustee of the Lessor, and the Investors party thereto (incorporated herein by reference to Exhibit 10.15 to KMC Holdings' S-1).

**10.29 Employment Agreement, dated as of January 1, 1999 by and between KMC Telecom Holdings, Inc. and Harold N. Kamine. +

*10.30 Employment Agreement, dated as of April 17, 2000, by and between KMC Telecom Holdings, Inc. and William F. Lenahan (incorporated herein by reference to Exhibit 10.16 to KMC Holdings' S-1).+

*10.31 Employment Agreement, dated as of March 9, 2000, by and between KMC Telecom Holdings, Inc. and William H. Stewart (incorporated herein by reference to Exhibit 10.17 to KMC Holdings' S-1).+

*10.32 Amended and Restated Employment Agreement, dated as of March 6, 2000, by and between KMC Telecom Holdings, Inc. and Roscoe C. Young III (incorporated herein by reference to Exhibit 10.18 to KMC Holdings' S-1).+

*10.33 Amended and Restated Media Gateway Services Agreement II between KMC Telecom V Inc. and Qwest Communications Corporation, effective as of March 31, 2000 (incorporated herein by reference to Exhibit 10.19 to KMC Holdings' S-1).

*10.34 Amendment No. 1, dated as of December 31, 2000, to Amended and Restated Media Gateway Services Agreement II, by and among Qwest Communications Corporation, Qwest Communications International Inc. and KMC Telecom V Inc. (incorporated herein by reference to Exhibit 10.1 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended March 31, 2001).

*10.35 Media Gateway Services Agreement III between KMC Telecom VI Inc. and Qwest Communications Corporation, effective as of June 30, 2000 (incorporated herein by reference to Exhibit 10.20 to KMC Holdings' S-1).

*10.36 Amendment No. 1 to the Media Gateway Services Agreement III between KMC Telecom VI Inc. and Qwest Communications Corporation, effective as of August 31, 2000 (incorporated herein by reference to Exhibit 10.21 to KMC Holdings' S-1).

*10.37         Amendment  No. 2, dated as of November 1, 2000,  to Media
               Gateway Services Agreement III, by and among Qwest Communications Corporation, Qwest Communications International Inc. and KMC Telecom VI Inc. (incorporated herein by reference to Exhibit 10.2 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended March 31, 2001).

*10.38         Amendment  No.  3,  dated as of March 1,  2001,  to Media
               Gateway Services Agreement III, by and among Qwest Communications Corporation, Qwest Communications International Inc. and KMC Telecom VI Inc. (incorporated herein by reference to Exhibit 10.3 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended March 31, 2001).

*10.39 Media Gateway Services Agreement IV, effective as of March 31, 2001, among KMC Telecom VIII LLC, Qwest Communications Corporation and Qwest Communications International, Inc. (incorporated herein by reference to Exhibit 10.6 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended June 30,
               2001).

*10.40 Indenture, dated as of March 1, 2001, between KMC Funding Corporation and Wells Fargo Bank Minnesota, National Association (incorporated herein by reference to Exhibit 10.7 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended March 31,
               2001).

*10.41 Note Purchase Agreement, dated March 30, 2001, for KMC Funding Corporation Media Internet Gateway Service Notes, Series 2001-1 (incorporated herein by reference to Exhibit 10.8 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended March 31,
               2001).

*10.42 Lease Agreement, dated August 2000, between A-K Bedminster Associates, L.P., KMC Telecom Holdings, Inc. and KMC Telecom Inc. (incorporated herein by reference to Exhibit 10.9 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended March 31,
               2001).

*10.43 Office Lease Agreement, dated as of February 29, 2000, among 1755 North Brown Road, LLC, KMC Telecom Holdings, Inc., KMC Telecom Inc., KMC Telecom II, Inc. and KMC Telecom III, Inc. (incorporated herein by reference to Exhibit 10.10 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended March 31,
               2001).

*10.44 Office Lease Agreement, dated as of February 29, 2000, among 1745 North Brown Road, LLC, KMC Telecom Holdings, Inc., KMC Telecom Inc., KMC Telecom II, Inc. and KMC Telecom III, Inc. (incorporated herein by reference to Exhibit 10.11 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended March 31,
               2001).

*10.45 Port Access Services Agreement, dated as of June 30, 2001, between KMC Telecom IX LLC and Qwest Communications International Inc. (incorporated herein by reference to Exhibit 10.7 to KMC Telecom Holding Inc.'s Form 10-Q for the quarterly period ended June 30, 2001).

**21.1         Subsidiaries of KMC Telecom Holdings, Inc.

**24.1         Power of Attorney (Appears on signature page).

----------------------

*   Exhibits filed previously.
**  Filed herewith.
+ Management contract or compensatory plan or arrangement.