Form 10-Q
period 2002-03-31
KMC TELECOM HOLDINGS INC
filed 2002-06-03
CIK 1059851

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

For the quarterly period ended March 31, 2002

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ----------

COMMISSION FILE NUMBER: 333-50475

                           KMC TELECOM HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              22-3545325
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
        Common Stock, par value $0.01                   861,145 shares,
        per share.                                      as of May 31, 2002


================================================================================

                           KMC TELECOM HOLDINGS, INC.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                   PAGE NO.
--------------------------------                                                   --------

ITEM 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets, December 31, 2001
           and March 31, 2002...........................................................2

         Unaudited Condensed Consolidated Statements of Operations,
           Three Months Ended March 31, 2001 and 2002...................................3

         Unaudited Condensed Consolidated Statements of Cash Flows, Three
           Months Ended March 31, 2001 and 2002.........................................4

         Notes to Unaudited Condensed Consolidated Financial Statements.................5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................17

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.....................27

PART II. OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings..............................................................29

ITEM 2.  Changes in Securities and Use of Proceeds......................................29

ITEM 3.  Defaults Upon Senior Securities................................................29

ITEM 4.  Submission of Matters to a Vote of Security Holders............................29

ITEM 5.  Other Information..............................................................29

ITEM 6.  Exhibits and Reports on Form 8-K...............................................30

SIGNATURES..............................................................................31

                         PART I - FINANCIAL INFORMATION
                           KMC TELECOM HOLDINGS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          DECEMBER 31,      MARCH 31,
                                                                              2001             2002
                                                                          ------------     -----------
 ASSETS
 Current assets:
    Cash and cash equivalents.........................................   $    96,228       $   81,277
    Restricted investments............................................        38,616           60,636
    Accounts receivable, net of allowance for doubtful accounts of
      $13,832 and $6,832 in 2001 and 2002, respectively...............        61,518           41,357
    Assets held for sale..............................................        35,428                -
    Prepaid expenses and other current assets.........................         7,888           14,133
                                                                         -----------       ----------
 Total current assets.................................................       239,678          197,403
 Long-term restricted investments.....................................        23,866           33,814
 Networks, property and equipment, net................................     1,032,625          978,826
 Intangible assets, net...............................................         2,092            2,192
 Deferred financing costs, net........................................        33,995           30,559
 Other assets.........................................................         1,516            1,520
                                                                         -----------       ----------
                                                                         $ 1,333,772       $1,244,314
                                                                         ===========       ==========
 LIABILITIES, REDEEMABLE AND NONREDEEMABLE EQUITY/(DEFICIENCY)
 Current liabilities:
    Accounts payable..................................................   $    29,284       $   20,412
    Accrued expenses..................................................        77,927          102,459
    Debt maturing within one year.....................................       164,183          169,412
    Deferred revenue - current........................................        12,157           14,333
                                                                         -----------       ----------
 Total current liabilities............................................       283,551          306,616
 Other liabilities....................................................        31,364           25,832
 Deferred revenue - long term.........................................        14,709           13,707
 Notes payable........................................................     1,138,675        1,094,989
 Senior notes payable.................................................       275,000          275,000
 Senior discount notes payable........................................       241,994          199,246
                                                                         -----------       ----------
 Total liabilities....................................................     1,985,293        1,915,390

 Commitments and contingencies

 Redeemable equity:
    Senior redeemable, exchangeable, PIK preferred stock, par value $.01 per share; authorized: 630 shares in 2001 and 2002; shares issued and outstanding:
       Series E, 142 shares in 2001 and 147 shares in 2002 ($146,797
         liquidation preference)......................................       129,932          135,428
    Redeemable cumulative convertible preferred stock, par value $.01 per share; 499 shares authorized; shares issued and outstanding:
       Series A, 124 shares in 2001 and 2002 ($12,380 liquidation
         preference)..................................................        12,380           12,380
       Series C, 175 shares in 2001 and 2002 ($17,500 liquidation
         preference)..................................................        17,500           17,500
    Redeemable cumulative convertible preferred stock, par value $.01 per share; 2,500 shares authorized; shares issued and
      outstanding:
       Series G-1, 59 shares in 2001 and 2002 ($19,900 liquidation
         preference)...................................................       19,594           19,634
       Series G-2, 481 shares in 2001 and 2002 ($162,600 liquidation
         preference)...................................................      161,321          161,495
    Redeemable common stock, shares issued and outstanding, 224 in
      2000 and 2001...................................................        21,611           21,569
    Redeemable common stock warrants..................................        22,390           23,722
                                                                         -----------       ----------
 Total redeemable equity..............................................       384,728          391,728
 Nonredeemable equity/(deficiency):
   Common stock, par value $.01 per share; 4,250 shares authorized;
     issued and outstanding:
     637 shares in 2001 and 2002........................................           6                6
   Additional paid-in capital...........................................      42,735           35,735
   Unearned compensation................................................        (277)            (277)
   Accumulated other comprehensive loss ................................     (31,364)         (25,832)
   Accumulated deficit..................................................  (1,047,349)      (1,072,436)
                                                                         -----------       ----------
 Total nonredeemable equity/(deficiency)..............................    (1,036,249)      (1,062,804)
                                                                         -----------       ----------
                                                                         $ 1,333,772       $1,244,314
                                                                         ===========       ==========

                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  --------------------------
                                                                      2001         2002
                                                                  --------------------------
Revenue..........................................................   $  96,826    $ 138,981
Operating expenses:
     Network operating costs:
          Non-cash stock compensation expense/(credit)...........      (5,010)           -
          Other network operating costs..........................      61,330       65,166
     Selling, general and administrative:
          Non-cash stock compensation expense/(credit)...........     (58,414)           -
          Other selling, general and administrative costs........      48,957       30,897
     Restructuring charge........................................           -       12,296
     Depreciation and amortization...............................      32,615       59,218
                                                                  -------------   ----------
          Total operating expenses...............................      79,478      167,577
                                                                  -------------   ----------
Income/(loss) from operations....................................      17,348      (28,596)
Other income.....................................................           -        4,889
Interest income..................................................       2,524          484
Interest expense.................................................     (43,149)     (48,132)
                                                                  -------------   ----------
Net loss before extraordinary item...............................     (23,277)     (71,355)
Extraordinary item...............................................           -       46,267
                                                                  -------------   ----------
Net loss.........................................................     (23,277)     (25,088)
(Dividends and accretion)/reversal of accretion on redeemable
   preferred stock...............................................      67,634       (9,696)
                                                                  -------------   ----------
Net income/(loss) applicable to common shareholders..............   $  44,357    $ (34,784)
                                                                  ============   ===========
Net income/(loss) per common share before extraordinary item
     -basic......................................................   $   51.51    $  (94.12)
Extraordinary item...............................................           -        53.73
                                                                  ------------   -----------
Net income/(loss) per common share - basic.......................   $   51.51    $  (40.39)
                                                                  ============   ===========
Net income per common share - diluted............................   $   29.54          N/A
                                                                  ============   ===========

Weighted average number of common shares outstanding - basic.....     861,145      861,145
                                                                  ============   ===========
Weighted average number of common and common equivalent shares
     outstanding - diluted.......................................   1,501,598          N/A
                                                                  ============   ===========

                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  --------------------------
                                                                      2001         2002
                                                                  --------------------------

OPERATING ACTIVITIES
Net loss........................................................    $(23,277)    $(25,088)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..............................      32,615       59,218
     Non-cash interest expense..................................      21,695        7,842
     Non-cash stock compensation expense/(credit)...............     (63,424)           -
     Gain on repurchase of senior discount notes................           -      (46,267)
     Gain on sale of Tier III Markets...........................           -       (4,889)
     Changes in assets and liabilities:
       Accounts receivable......................................       2,717       20,161
       Prepaid expenses and other current assets................      (4,672)      (6,245)
       Other assets.............................................      (6,673)     (16,349)
       Accounts payable.........................................     (81,725)      (8,871)
       Accrued expenses.........................................      (7,452)      15,251
       Deferred revenue.........................................      (3,610)       1,174
                                                                  ------------   -----------
Net cash used in operating activities...........................    (133,806)      (4,063)
                                                                  ------------   -----------

INVESTING ACTIVITIES
Construction of networks and purchases of equipment.............    (174,038)      (5,360)
Proceeds from sale of assets....................................           -       40,317
Acquisitions of franchises, authorizations and related assets...        (112)        (158)
                                                                  ------------   -----------
Net cash provided by/ (used in) investing activities............    (174,150)      34,799
                                                                  ------------   -----------

FINANCING ACTIVITIES
Proceeds from issuance of notes, net of issuance costs..........     223,345            -
Repurchase of senior discount notes.............................           -       (2,384)
Purchase of options on senior notes.............................           -       (4,846)
Repayment of monetization debt..................................           -      (38,457)
Proceeds from credit facilities, net of issuance costs..........     105,823            -
                                                                  ------------   -----------
Net cash provided by/ (used in) financing activities............     329,168      (45,687)
                                                                  ------------   -----------

Net increase/(decrease) in cash and cash equivalents............      21,212      (14,951)
Cash and cash equivalents, beginning of period..................     109,977       96,228
                                                                  ------------   -----------
Cash and cash equivalents, end of period........................    $131,189     $ 81,277
                                                                  ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of amounts
   capitalized..................................................    $ 21,454     $ 29,503
                                                                  ============   ===========

                             See accompanying notes.

                           KMC TELECOM HOLDINGS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1. BASIS OF PRESENTATION AND ORGANIZATION

        KMC Telecom Holdings, Inc. and its subsidiaries are collectively referred to herein as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the financial statements and notes thereto of KMC Telecom Holdings, Inc. as of and for the year ended December 31, 2001.

        The unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

        The balance sheet of KMC Telecom Holdings, Inc. at December 31, 2001 was derived from the audited consolidated balance sheet at that date.

        Certain reclassifications have been made to the 2001 unaudited condensed consolidated financial statements to conform with the 2002 presentation.

        The Company had deficits in working capital and nonredeemable equity of $109.2 million and $1.1 billion, respectively, at March 31, 2002. In an effort to preserve liquidity, the Company began to implement a significant further restructuring of its Tier III Markets business in the first quarter of 2002. This restructuring is intended to centralize many of the general and administrative activities that were previously performed in each city to fewer locations, to reorganize its sales force to reduce the number of operating personnel and to significantly reduce its Tier III Markets business capital expenditures. The Company expects that this restructuring will result in a headcount reduction of approximately 41% of its Tier III Markets business workforce and elimination or sublease of underutilized facilities. Although the Company expects that this restructuring will result in a reduction in revenue growth as the result of lower capital expenditures, it also believes that, through significant cost savings, adjusted EBITDA (consisting of earnings/(loss) before net interest, income taxes, depreciation and amortization charges, stock option compensation expense, other expense, impairment on long lived assets and cumulative effect of change in accounting principle) from its Tier III Markets business will increase. The Company anticipates that it will begin to realize the cost savings effects of this plan in the second quarter of 2002. The components of the restructuring charge, which were recorded in the first quarter 2002, are approximately $8.4 million for underutilized real estate and approximately $3.9 million for severance and outplacement costs. In addition, the Company will continue to look for efficiencies within the Tier III Markets business to improve cash flow from operations.

        As more fully described in Note 15, the Company further amended its Amended Senior Secured Credit Facility in May 2002 to, among other things, waive failures by the Company to comply with certain covenants, revise certain of the financial covenants to be less restrictive and to defer payment of substantial amounts of principal. This amendment also provides access to the proceeds of the sale in February 2002 of two Tier III market networks. Through this amendment and separate agreements with certain stockholders to defer interest payments on senior notes held by such stockholders, the Company was able to improve its short-term liquidity and to provide the financing required to support its projected operating plan for 2002. The Company anticipates that it will be necessary for the Company to discuss with its senior lenders a further extension of both the principal and interest repayment terms to a level achievable by the Company or to reduce the overall level of debt through either a recapitalization of the Company, future sales of assets or a combination thereof.

           The Company's Nationwide Data Platform business is concentrated, with one customer, Qwest Communications International Inc., comprising approximately 98% of the DS-0 equivalents under contract for this business and 61% of the Company's total revenue for the quarter ended March 31, 2002. Furthermore, the Company is wholly dependent upon payment of monthly fees under the agreements with this customer to fund the monthly debt service payments on the debt incurred to finance the related equipment. In recent months, Qwest has reported that continuing weakness in both the telecommunications industry and the economy in its local service area has negatively impacted its operating results and liquidity. In addition, Qwest has reported that it is under review by regulatory authorities and others concerning certain of its accounting policies and financial reporting practices. Further, in late May 2002, the credit rating agencies reclassified Qwest's debt to below investment grade. Any failure by this customer to make the contracted payments would have a material adverse effect upon the Company and its operations.

          The Company believes that its existing cash balances, marketable securities, borrowings reasonably anticipated to be available under the Amended Senior Secured Credit Facility and anticipated funds from operations will be sufficient to meet the Company's liquidity needs to fund operations and capital expenditure requirements under its current business plan into the second quarter of 2003. The Company's ability to remain liquid into the second quarter of 2003 is predicated upon (i) continued access to available borrowings and cash generated from the February 2002 sales of two of our Tier III market networks,
(ii) increased sales in its Tier III Markets business, combined with the successful implementation of the cost controls and gross margin improvements that are a part of the restructuring of its Tier III Markets business, (iii) its ability to secure additional multi-year contracts with a variety of wholesale, data and carrier customers for its Nationwide Data Platform business, which the Company is currently pursuing with a number of potential customers and (iv) its ability to finance new data services contracts or extensions of existing data services contracts which the Company may be able to obtain. The Company can give no assurance that it will be able to achieve any of the predicates listed above.

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

2. SALE OF TWO TIER III MARKETS BUSINESSES

        On February 28, 2002, the Company sold two of its 37 Tier III fiber-optic networks and related assets for a gain of approximately $4.9 million. Such gain is reflected as other income in the accompanying condensed consolidated statement of operations. These networks generated aggregate revenues of $3.2 million before they were sold on February 28, 2002, which is included in the Tier III Markets business operating results for the first quarter of 2002.

3. NETWORKS, PROPERTY AND EQUIPMENT

        Networks, property and equipment are comprised of the following:

                                                    DECEMBER 31,     MARCH 31,
                                                        2001           2002
                                                   -----------------------------
                                                          (IN THOUSANDS)

Fiber optic systems................................$    230,476    $    235,227
Telecommunications equipment.......................   1,053,865       1,064,059
Furniture and other................................      30,274          31,174
Construction-in-progress...........................      20,067           8,850
                                                    -----------     -----------
                                                      1,334,682       1,339,310
Less accumulated depreciation......................    (302,057)       (360,484)
                                                    -----------     -----------
                                                   $  1,032,625    $    978,826
                                                    ===========     ===========

        Costs capitalized during the development of the Company's networks include amounts incurred related to network engineering, design and construction and capitalized interest. Capitalized interest related to the construction of the networks for the three months ended March 31, 2001 amounted to $881,000. The Company did not capitalize any interest related to the construction of networks in 2002.

4.  ACCRUED EXPENSES

        Accrued expenses are comprised of the following:

                                         DECEMBER 31,          MARCH 31,
                                             2001                2002
                                        ----------------------------------
                                                  (IN THOUSANDS)

Accrued compensation.................... $    23,534         $    10,682
Accrued telecommunications costs........      15,011              21,616
Accrued interest payable................       8,831              18,713
Accrued restructuring charges...........           -              12,084
Other accrued expenses..................      30,551              39,364
                                          ------------        ------------
                                         $    77,927         $   102,459
                                          ============        ============

5.  INFORMATION BY BUSINESS SEGMENT

        The Company has two reportable segments as defined by FASB Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION": a Tier III Markets segment and a Nationwide Data Platform segment. The Company owns and operates robust fiber-based networks and switching equipment in all of its 35 Tier III markets, which are predominantly located in the South, Southeast, Midwest and Mid-Atlantic United States. The Nationwide Data Platform segment provides local Internet access infrastructure and other enhanced data services in over 820 markets nationwide.

        The Company evaluates the performance of its operating segments based on earnings/(loss) before interest, income taxes, depreciation and amortization, non-cash stock compensation expense/(credit), other expense, impairment on long lived assets and cumulative effect of change in accounting principle ("Adjusted EBITDA"). There are no significant intersegment transactions.



                                          THREE MONTHS ENDED MARCH 31, 2002
                                                   (IN THOUSANDS)

                                TIER III      NATIONWIDE
                                MARKETS     DATA PLATFORM    CORPORATE        TOTAL
                                -------     -------------    ---------        -----

Revenue....................   $  52,304       $   86,677    $        -     $   138,981

Adjusted EBITDA............     (26,884)          57,528           (22)         30,622
Depreciation and
  amortization.............     (20,925)         (32,946)       (5,347)        (59,218)
Other income...............       4,877                -            12           4,889
Interest income............         188              256            40             484
Interest expense...........     (13,356)         (12,878)      (21,898)        (48,132)
                              ---------       ----------    ----------     -----------
Net income/(loss)
  applicable to common
  shareholders.............     (56,100)          11,960       (27,215)        (71,355)
Extraordinary item.........           -                -        46,267          46,267
Dividends and accretion on
  redeemable preferred
  stock....................           -                -        (9,696)         (9,696)
                              ---------       ----------    ----------     -----------
Net income/(loss)
  applicable to common
  shareholders.............   $ (56,100)      $   11,960    $    9,356     $   (34,784)
                              =========       ==========    ==========     ===========
Total assets...............   $ 682,365       $  511,614    $   50,335     $ 1,244,314
                              =========       ==========    ==========     ===========
Capital expenditures.......   $   1,089       $    3,538    $        -     $     4,627
                              =========       ==========    ==========     ===========
Total principal repayment
   of indebtedness.........   $       -       $   38,457    $        -     $    38,457
                              =========       ==========    ==========     ===========


                                          THREE MONTHS ENDED MARCH 31, 2001
                                                   (IN THOUSANDS)

                                TIER III      NATIONWIDE
                                MARKETS     DATA PLATFORM    CORPORATE        TOTAL
                                -------     -------------    ---------        -----

Revenue....................   $  50,599       $   46,227    $        -      $   96,826

Adjusted EBITDA............     (27,673)          14,212             -         (13,461)
Depreciation and
  amortization.............     (21,383)          (5,123)       (6,109)        (32,615)
Stock compensation credit..       1,903              634        60,887          63,424
Interest income............         515              551         1,458           2,524
Interest expense...........     (37,382)          (4,215)       (1,552)        (43,149)
                              ----------      ----------    ----------      ----------
Net income/(loss)
applicable
   to common shareholders..     (84,020)           6,059        54,684         (23,277)
Dividends and reversal of
  accretion on redeemable
  preferred stock..........            -               -        67,634          67,634
                              ----------      ----------    ----------      ----------





Net income/(loss)
  applicable to common
  shareholders.............   $ (84,020)      $    6,059    $  122,318      $   44,357
                              ==========      ==========    ==========      ==========
Total assets...............   $ 934,009       $  781,317    $  163,330      $1,878,656
                              =========       ==========    ==========      ==========
Capital expenditures.......   $  12,175       $  205,075    $        -      $  217,250
                              =========       ==========    ==========      ==========


SERVICE REVENUE

        The Company provides on-net switched and dedicated services and resells switched services previously purchased from the incumbent local exchange carrier. On-net services include both services provided through direct connections to the Company's own networks and services provided by means of unbundled network elements leased from the incumbent local exchange carrier.

        The Company's service revenue consists of the following:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                       2001         2002
                                                   -----------------------
                                                        (IN THOUSANDS)

On-net............................................. $ 94,734     $136,750
Resale.............................................    2,092        2,231
                                                    --------     --------
Total.............................................. $ 96,826     $138,981
                                                    ========     ========

6. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

        As of March 31, 2002, the Company has outstanding commitments aggregating approximately $13.8 million related to purchases of telecommunications equipment and fiber optic cable. The Company also has obligations under its agreements with certain suppliers and service providers under standard commercial terms.

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

        The redeemable preferred stock, redeemable common stock and redeemable common stock warrants, which are subject to the stockholders agreement, are being accreted up to their fair market values from their respective issuance dates to their earliest potential redemption date (October 22, 2003). At March 31, 2002, the aggregate redemption value of the redeemable equity was approximately $215.1 million, reflecting per share redemption amounts of $100 for the Series A Preferred Stock, $100 for the

Series C Preferred Stock, $338 for the Series G Preferred Stock and $5 for the redeemable common stock and redeemable common stock warrants.

7. NET INCOME/(LOSS) PER COMMON SHARE

        The following table sets forth the computation of net income/(loss) per common share-basic and diluted (in thousands, except share and per share amounts):

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                     -----------------------
                                                        2001        2002
                                                     -----------------------
Numerator:
   Net loss before extraordinary item.............    $(23,277)   $(71,355)
   Extraordinary item.............................           -      46,267
                                                     ---------    --------
   Net loss.......................................     (23,277)    (25,088)
   (Dividends and accretion)/reversal of accretion
     on redeemable preferred stock................      67,634      (9,696)
                                                     ---------    --------
   Numerator for net income/(loss) applicable to
     common shareholders..........................    $ 44,357    $(34,784)
                                                     =========    ========
Denominator:
   Denominator for basic net income/(loss) per
     common share-weighted average number of
     common shares outstanding....................     861,145     861,145
   Dilutive effect of options and warrants........     640,453         N/A
                                                     ---------    --------
   Denominator for diluted net income/(loss) per
     common share-weighted average number of
     common and common equivalent shares
     outstanding..................................   1,501,598         N/A
                                                     =========    ========
Net income/(loss) per common share before
   cumulative effect of change in accounting
   principle - basic..............................   $   51.51    $ (94.12)
Extraordinary item................................           -       53.73
                                                     ---------    --------
Net income/(loss) per common share - basic........   $   51.51    $ (40.39)
                                                     =========    ========
Net income per common share - diluted.............   $   29.54         N/A
                                                     =========    ========

        Options and warrants to purchase an aggregate of 1,065,059 shares of common stock were outstanding as of March 31, 2002, but a computation of diluted net loss per common share for such period has not been presented, as the effect would be anti-dilutive.

8. CONTRACTS

        In February 2002, the Company signed a Nationwide Data Platform contract with a new carrier customer that is expected to generate approximately $24.0 million of revenues during 2002 and annual revenues ranging from $36.0 million to $40.0 million for 2003 through 2005.

        In March 2002, the Company terminated its data services contract with Broadwing upon mutually acceptable terms. The agreement required the Company to provide service through the end of April 2002. This contract generated revenues of approximately $12.3 million in 2001. The Company recorded a non-cash impairment charge of $7.9 million in 2001 to reduce the carrying value of the equipment used to service this customer. This was the Company's smallest Nationwide Data Platform contract.

9. NOTE REPURCHASES

        During the first quarter of 2002, the Company used $4.2 million of cash to purchase $98.9 million principal amount at maturity of Senior Discount Notes. After giving effect to the transfer of $43.0 million principal amount at maturity to certain Lenders under its Amended Senior Secured Credit Facility, as described below, the Company recognized a net gain of approximately $46.3 million. In addition, the Company used $4.8 million to acquire options from Dresdner Kleinwort Capital to repurchase $78.6 million principal amount of Senior Notes. The Company exercised its option to repurchase the Senior Notes in May 2002 for a nominal fee.

         In connection with the May 2002 amendment of its Amended Senior Secured Credit Facility (see Note 15), the Company agreed to transfer $43.0 million principal amount at maturity of Senior Discount Notes held by the Company and 15% of any additional notes purchased by the Company to those Lenders who agree to defer to June 30, 2003, the payment of principal under the facility scheduled to occur April 1, 2003.

         The repurchased notes and options (other than those transferred to deferring Lenders as described above) are held by a subsidiary of the Company and have been pledged as additional collateral to, and may be voted by, the Lenders under the Amended Senior Secured Credit Facility. The pledge does not constitute a reissuance of the pledged notes and does not obligate the Company to make any of the scheduled payments of principal or interest on the pledged notes. However, if there is a default under the Amended Senior Secured Credit Facility and the Lenders have either (i) accelerated the amounts due under the Amended Senior Secured Credit Facility or (ii) exercised their rights under the pledge agreement, then any principal or interest payments thereafter due under the pledged notes would be payable to the Lenders in accordance with the terms of the pledged notes, to be applied against the Company's obligations under the Amended Senior Secured Credit Facility. In accordance with an agreement with the Lenders, the Company has a limited amount of cash available to repurchase additional notes. As of May 2002, the Company and its affiliates own approximately 64% of the original principal amount at maturity of the Senior Discount Notes and 81% of the principal amount of the Senior Notes.

10. EQUITY TRANSACTIONS

LENDER WARRANTS

        The Company failed to prepay an aggregate of $100.0 million under the Amended Senior Secured Credit Facility on or before March 31, 2002. As a result, warrants to purchase 166,542 shares of common stock at an exercise price of $.01 per share became issuable pro rata to the Lenders under the Amended Senior Secured Credit Facility.

CHANGE IN FAIR VALUE OF COMMON STOCK

        As a result of a decrease in the estimated fair value of the Company's common stock in the first quarter of 2001 as compared to December 31, 2000, the Company reversed $63.4 million of previously recognized stock compensation expense during the quarter ended March 31, 2001. In addition, the decrease in the estimated fair value of the Company's common stock also resulted in the reversal of $67.6 million of previously recognized accretion on redeemable equity instruments during the first quarter of 2001. Neither of these non-cash items were directly generated by the Company's operating activities. In the first quarter of 2002, the Company did not have a reversal of stock compensation expense nor a reversal of accretion on redeemable equity.

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

        In February 2002, the Company entered into a termination agreement with KNT to terminate this arrangement. During the first quarter of 2002, substantially all of KNT's employees were either terminated or transferred back to the Company and the activities of KNT substantially ceased. Amounts paid to KNT during the three months ended March 31, 2002 related to this arrangement amounted to $5.9 million, of which $679,000 was for network related construction and was capitalized into networks and equipment, $3.9 million was expensed as general and administrative costs and $1.3 million was expensed as direct maintenance costs.

        Amounts paid to KNT during the three months ended March 31, 2001 related to this arrangement amounted to $13.1 million, of which $7.0 million was for network related construction and was capitalized into networks and equipment, $4.3 million was expensed as general overhead and administrative costs and $1.8 million was expensed as direct maintenance costs.

         In addition to services contracted with KNT, the Company also contracted services from Pretel Network Services Corporation, a wholly owned subsidiary of KNT and a former Company vendor prior to its acquisition by KNT in June 2000. Amounts paid to Pretel during the three months ended March 31, 2002 were $587,000, of which $35,000 was capitalized as plant construction costs and $552,000 was expensed as plant maintenance costs.

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

        The Company has two interest rate swap agreements to hedge its interest rate exposure, and the effect of applying Statement 133 as of January 1, 2001 resulted in the fair value of the swaps of $13.2 million being included as a liability with a corresponding charge to other comprehensive income. For the period from January 1, 2001 through March 31, 2001, the value of the swaps decreased to a liability of $23.0 million, reflecting payments of $62,000 and decreases in fair value of $9.8 million (included as a component of other comprehensive loss). At December 31, 2001 the swaps were in a liability position of $31.4 million. For the period from January 1, 2002 through March 31, 2002, the value of the swaps changed to a liability of $25.8 million, reflecting payments of $4.8 million and increases in fair value of $743,000 (included as a component of other comprehensive loss). The amount included in other comprehensive loss will be recognized as additional interest expense over the term of the swap agreements.

13. COMPREHENSIVE LOSS

         The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income. Prior to the adoption of Statement 133 in the quarter ended March 31, 2001 (see Note 12), the Company did not have any items that were required to be disclosed in comprehensive income. The Company's comprehensive loss for the three months ended March 31, 2001 and 2002 is set forth in the following table:

                                                THREE MONTHS      THREE MONTHS
                                               ENDED MARCH 31,   ENDED MARCH 31,
                                                    2001               2002
                                              ----------------   ---------------
Net loss....................................  $     (23,277)     $     (25,088)
Other comprehensive loss:
     Reclassified to net loss...............             62              4,789
     Change in fair value of the swaps......         (9,827)               743
                                              ---------------    ---------------
Comprehensive loss..........................  $     (33,042)     $     (19,556)
                                              ===============    ===============

14. TIER III RESTRUCTURING

        In an effort to preserve liquidity, the Company began to implement a significant further restructuring of its Tier III Markets business in the first quarter of 2002. This restructuring is intended to centralize many of the general and administrative activities that were previously performed in each city to fewer locations, to reorganize the Company's sales force, to reduce the number of other operating personnel and to significantly reduce the Company's Tier III Markets business capital expenditures. The Company expects that this restructuring will result in a headcount reduction of approximately 41% of the Company's Tier III Markets business workforce and the elimination or sublease of underutilized facilities. Although the Company expects that this restructuring will result in a reduction in revenue growth as the result of lower capital expenditures, it also believes that, through significant cost savings, Adjusted EBITDA from its Tier III markets will increase. The Company anticipates that it will begin to realize the cost saving effects of this plan in the second quarter of 2002. The components of the restructuring, substantially all of which are cash charges, are approximately $8.4 million for underutilized facilities and approximately $3.9 million for severance and outplacement costs. These charges were recognized in March 2002.

 15. SUBSEQUENT EVENTS

MAY 2002 AMENDMENT TO THE AMENDED SENIOR SECURED CREDIT FACILITY

         The Amended Senior Secured Credit Facility includes a $175 million reducing revolver facility (the "Revolver"), a $75 million term loan (the "Term Loan") and a $450 million term loan facility (the "Term B Loan"). In May 2002, the Company and certain requisite Lenders entered into a further amendment to the Amended Senior Secured Credit Facility (the "May 2002 Amendment") which, among other things, revised certain of the financial covenants to be less restrictive and provided the Company with access to the proceeds of the sale in February 2002 of two Tier III market networks. In connection with the May 2002 Amendment, certain Lenders deferred payment of substantial amounts of principal. The discussions below incorporate the changes to the terms of the Amended Senior Secured Credit Facility through the May 2002 Amendment. As of the effective date of the May 2002 Amendment, approximately $30.1 million of the Term B Loan is unfunded and $7.8 million of the Revolver is unfunded.

        The Revolver will mature on April 1, 2007. Proceeds from the Revolver can be used to finance the purchase of certain equipment, transaction costs, working capital and other general corporate purposes. The aggregate commitment of the Lenders under the Revolver will be reduced on each quarterly payment date beginning April 1, 2003. The initial quarterly commitment reduction is 5.0%, reducing to 3.75% on July 1, 2003, then increasing to 6.25% on July 1, 2004, and further increasing to
7.50% on July 1, 2006. Unless the requisite Revolver Lenders consent to the contrary in writing, the Revolver commitment will be permanently reduced on July 1, 2003 by the lesser of (a) 50% of the unfunded Revolver commitment and (b) the unfunded Revolver commitment multiplied by a fraction, the numerator of which is the amount by which the Term B Loan commitment amount is reduced (as described herein) and the denominator of which is the unfunded Term B Loan amount. The Borrowers must pay an annual commitment fee on the unused portion of the Revolver ranging from .75% to 1.25%.

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

        The Term B Loan provides for an aggregate commitment of up to $450 million. Proceeds from the Term B Loan can be used to purchase telecommunications products, and for working capital and other corporate purchases. The Term B Loan will mature on April 1, 2007 and requires quarterly principal payments beginning on April 1, 2003 equal to 5.00% of the outstanding balance, reducing to 3.75% on July 1, 2003, then increasing to 6.25% on July 1, 2004 and further increasing to 7.50% on July 1, 2006. In addition, unless the Term B Loan Lenders consent to the contrary in writing prior to July 1, 2003, the Term B Loan commitment will be permanently reduced on July 1, 2003 by the lesser of 50% of the unfunded Term B Loan commitment and the unfunded Term B Loan commitment less the amount of Term B Loan loans advanced after the execution of the May 2002 Amendment; provided, however, the reduction will not reduce the unused letter of credit subfacility. An annual commitment fee of 1.50% is payable for any unused portion of the Term B Loan.

        Borrowings under the Amended Senior Secured Credit Facility bear interest payable, at the Borrowers' option, at either (a) the "Applicable Base Rate Margin" (which generally ranges from 3.25% to 4.25%) plus the greater of
(i) the administrative agent's prime rate or (ii) the overnight federal funds rate plus .5% or (b) the "Applicable LIBOR Margin" (which generally ranges from 4.25% to 5.25%) plus LIBOR, as defined. Interest is payable monthly. Under the Amended Senior Secured Credit Facility the Borrowers were being charged a weighted average interest rate of 11.73% and 7.48% at March 31, 2001 and 2002, respectively. If a payment default were to occur, the interest rate will be increased by four percentage points. If any other event of default were to occur, the interest rate will be increased by two percentage points.

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

        The Company is required to use excess cash flows (as defined) from its National Data Platform business and the net proceeds from any asset sale from its National Data Platform business to be contributed to a Borrower, until such time as the Borrowers are free cash flow positive and an aggregate of approximately $65 million has been contributed to a Borrower.

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

        In connection with the May 2002 Amendment, certain requisite Lenders agreed to defer to June 30, 2003 the installments of principal of the Term Loan and the Term B Loan scheduled to be paid on April 1, 2003 and any mandatory prepayments of principal on the Revolver due on April 1, 2003. As of the effective date of the May 2002 Amendment, assuming the Term B Loan and Revolver were fully utilized, a minimum of $26.0 million of an aggregate $35.0 million of principal payments otherwise due April 1, 2003, has been deferred until June 30, 2003. In addition, the Company agreed to provide to the Lenders who agree to defer the April 1, 2003 payment, $43.0 million principal amount at maturity of Senior Discount Notes held by the Company's subsidiary and 15% of any notes purchased by the Company or its subsidiaries after the May 2002 Amendment.

        Also in connection with the May 2002 Amendment, the Lenders waived failures by the Borrowers to comply with certain covenants, the requirement for prepayment of loans from net asset sale proceeds from the February 2002 sale of two Tier III market networks and the restriction on Data

Holdco's ability to purchase notes issued pursuant to the indentures. The requirement by the Borrowers to submit a proposal with respect to KNT was waived until July 1, 2003. The Lenders also agreed to make available to the Borrowers certain proceeds that resulted from the February 2002 sale of two Tier III market networks so that the Borrowers can use such proceeds to purchase certain telecommunications equipment, to pay transaction costs and for working capital and other general corporate purposes, provided that the Borrowers meet certain conditions.

NOTE REPURCHASES

         In connection with the May 2002 Amendment, the Company agreed to transfer $43.0 million principal amount at maturity of Senior Discount Notes held by the Company and 15% of any additional notes purchased by the Company to those Lenders who agree to defer to June 30, 2003, the payment of principal under the Amended Senior Secured Credit Facility scheduled to occur April 1, 2003. During the second quarter of 2002, the Company used $5.4 million to repurchase $67.2 million principal amount of Senior Notes, of which $10.1 million will be transferred to the deferring Lenders. In addition, in May 2002, the Company exercised its option to repurchase $78.6 million principal amount of Senior Notes. The Company expects to recognize an aggregate gain, in the second quarter of 2002, of approximately $122.0 million on these Senior Note repurchases. The cost of acquiring the $43.0 million of Senior Discount Notes to be transferred to the deferring Lenders, approximately $1.8 million, will be charged to expense in the second quarter of 2002.

         The repurchased notes and options (other than those transferred to deferring Lenders as described above) are held by a subsidiary of the Company and have been pledged as additional collateral to, and may be voted by, the Lenders under the Amended Senior Secured Credit Facility. The pledge does not constitute a reissuance of the pledged notes and does not obligate the Company to make any of the scheduled payments of principal or interest on the pledged notes. However, if there is a default under the Amended Senior Secured Credit Facility and the Lenders have either (i) accelerated the amounts due under the Amended Senior Secured Credit Facility or (ii) exercised their rights under the pledge agreement, then any principal or interest payments thereafter due under the pledged notes would be payable to the Lenders in accordance with the terms of the pledged notes, to be applied against the Company's obligations under the Amended Senior Secured Credit Facility. In accordance with an agreement with the Lenders, the Company has a limited amount of cash available to repurchase additional notes. As of May 2002, the Company and its affiliates own approximately 64% of the original principal amount at maturity of the Senior Discount Notes and 81% of the principal amount of the Senior Notes.

RECIPROCAL COMPENSATION SETTLEMENT

         On May 8, 2002, the Company executed a settlement agreement with Sprint Corporation covering the states of Florida, North Carolina, Minnesota, Nevada, and Tennessee. Under the agreement, Sprint will make a one-time payment to the Company to resolve all claims for reciprocal compensation arising prior to execution of the agreement. The Company agreed to move for dismissal of its pending complaints for payment of past due reciprocal compensation in North Carolina and Florida, and the parties agreed to form a negotiation team charged with creating new interconnection agreements which address reciprocal compensation for the states in which both the Company and Sprint operate.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

        THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT OUR CURRENT ESTIMATES, EXPECTATIONS AND PROJECTIONS ABOUT OUR FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "ANTICIPATE", "BELIEVE", "COULD", "ESTIMATE", "EXPECT", "INTEND", "MAY", "SHOULD", "WILL", "WOULD" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE MATTERS RELATED TO:

        o       OUR FUTURE OPERATIONS AND PROSPECTS,

        o       OUR EXPECTED FINANCIAL POSITION,

        o       OUR FUNDING NEEDS AND POTENTIAL FINANCING SOURCES,

        o       OUR NETWORK DEVELOPMENT PLANS,

        o OUR EXPECTED COST SAVINGS FROM RESTRUCTURINGS OF OUR TIER III MARKETS BUSINESS,

        o THE MARKETS IN WHICH OUR SERVICES ARE CURRENTLY OFFERED OR WILL BE OFFERED IN THE FUTURE,

        o       THE SERVICES WHICH WE EXPECT TO OFFER IN THE FUTURE,

        o       OUR ANTICIPATED CAPITAL EXPENDITURES,

        o       REGULATORY REFORM,

        o       EXPECTED COMPETITION IN OUR MARKETS,

        o OUR INTENT, BELIEFS, OR CURRENT EXPECTATIONS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE, AND

        o THE FACTORS SET FORTH IN ITEM 7 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 UNDER THE HEADING "-CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE RESULTS."

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

        We had deficits in working capital and nonredeemable equity of $109.2 million and $1.1 billion, respectively, at March 31, 2002. In an effort to preserve liquidity, we began to implement a significant further restructuring of our Tier III Markets business in the first quarter of 2002. This restructuring is intended to centralize many of the general and administrative activities that were previously performed in each city to fewer locations, to reorganize our sales force, to reduce the number of other operating personnel and to significantly reduce our Tier III Markets business capital expenditures. We expect that this restructuring will result in a headcount reduction of approximately 41% of our Tier III Markets business workforce and the elimination or sublease of underutilized facilities. Although we expect that this restructuring will result in a reduction in revenue growth as the result of lower capital expenditures, we also believe that, through significant expected cost savings, adjusted EBITDA (which consists of earnings/(loss) before net interest, income taxes, depreciation and amortization, non-cash stock compensation expense, other expense, impairment on long lived assets and cumulative effect of change in accounting principle) from our Tier III markets will increase. We anticipate that we will begin to realize the cost saving effects of this plan in the second quarter of 2002.

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

        As our switches have become operational, our operating margins have improved. Our operating margins have also improved due to increased on-network revenues relative to resale revenues. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated line. Resale revenues are generated when traffic is carried completely on the incumbent local exchange carriers' facilities. On-network revenues represent approximately 98% of our revenues for the three months ended March 31, 2002.

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

        RECIPROCAL COMPENSATION. We recognized reciprocal compensation revenue of approximately, $4.0 million and $3.4 million, or 4% and 2% of our total revenue, for the three months ended March 31, 2001 and 2002, respectively. In May 2000, we reached a resolution of our claims for payment of certain reciprocal compensation charges, previously disputed by BellSouth Corporation. Under the agreement, BellSouth made a one-time payment that resolved all amounts billed through March 31, 2000. In addition, we agreed with BellSouth on future rates for reciprocal compensation, setting new contractual terms for payment. Our prior agreement with BellSouth provided for a rate of $.009 per minute of use for reciprocal compensation. Under the terms of the new agreement, the rates for reciprocal compensation which apply to all local traffic, including ISP-bound traffic, will decrease over time. The reduction will be phased in over a three-year period beginning with a rate of $.002 per minute of use until March 31, 2001, $.00175 per minute of use from April 1, 2001 through March 31, 2002 and $.0015 per minute of use from April 1, 2002 through March 31, 2003.

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

        On May 8, 2002, we executed a settlement agreement with Sprint Corporation ("Sprint") covering the states of Florida, North Carolina, Minnesota, Nevada, and Tennessee. Under the agreement, Sprint will make a one-time payment to us to resolve all claims for reciprocal compensation arising prior to execution of the agreement. We agreed to move for dismissal of our pending complaints for payment of past due reciprocal compensation in North Carolina and Florida, and the parties agreed to form a negotiation team charged with creating new interconnection agreements which address reciprocal compensation for the states in which both we and Sprint operate.

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

        As of March 31, 2002, we have reserves which we believe are sufficient to cover any amounts which may not be collected, but we cannot assure you that this will be the case. Our management will continue to consider the circumstances surrounding this dispute periodically in determining whether additional reserves against unpaid balances are warranted.

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

        OPERATING EXPENSES. Our principal operating expenses consist of network operating costs, nationwide data platform operating expenses, selling, general and administrative expenses, stock option compensation expense/(credit), depreciation and amortization, restructuring charges and impairment charges. Network operating costs include charges from termination and unbundled network element charges; charges from incumbent local exchange carriers for resale services; charges from long distance carriers for resale of long distance services; salaries and benefits associated with network operations, billing and information services and customer care personnel; franchise fees and other costs. Network operating costs also include a percentage of both our intrastate and interstate revenues which we pay as universal service fund charges. Nationwide data platform operating expenses include space, power, transport, maintenance, staffing, sales, and general and administrative expenses. Certain of these costs are passed through to the carrier customer which allows us to limit our maintenance and servicing costs to predetermined levels, and to receive additional revenues for any costs incurred in excess of such predetermined levels. Selling, general and administrative expenses consist of sales personnel and support costs, corporate and finance personnel and support costs and legal and accounting expenses. Depreciation and amortization includes charges related to networks, property and equipment and amortization of intangible assets, including franchise acquisition costs.

        INTEREST EXPENSE. Interest expense includes interest charges on our Senior Notes, Senior Discount Notes, our Amended Senior Secured Credit Facility and our Internet infrastructure equipment financings. Interest expense also includes amortization of deferred financing costs.

        EXTRAORDINARY ITEM -- NOTE REPURCHASES. During the first and second quarters of 2002, we used $14.5 million of unrestricted cash to purchase additional Senior Discount Notes and Senior Notes which we expect to result in a net gain of approximately $173.0 million. See "- Liquidity and Capital Resources" for further information regarding these note repurchases.

RESULTS OF OPERATIONS

        As a result of the development and rapid growth of the Company's business during the periods presented, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

                  THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2001

        REVENUE. Revenue increased 44% from $96.8 million for the three months ended March 31, 2001 (the "2001 First Quarter") to $139.0 million for the three months ended March 31, 2002 (the "2002 First Quarter"). This increase is principally attributable to the fact that our Nationwide Data Platform business entered into two additional long-term fixed price contracts after the first quarter of 2001 that are generating revenue in the 2002 First Quarter but which did not generate revenue in the 2001 First Quarter. In addition, another long-term fixed price contract was only partially implemented in the 2001 First Quarter, but was fully implemented in the 2002 First Quarter. Revenue in our Tier III Markets business increased only slightly in the 2002 First Quarter compared to the 2001 First Quarter.

        On-network local switched services, long distance services, Centrex-type services, private line services, special access services and Internet access infrastructure revenues ("On-network revenues") represented 98% of total revenue in the 2001 and 2002 First Quarters while revenue derived from the resale of switched services ("Resale revenue") represented 2% during those periods. On-network revenues are revenues earned from services provided on our network, including by direct connection to our switch, unbundled network element or dedicated circuit. In addition, we recognized reciprocal compensation revenue of $3.4 million, or 2% of our total revenues, during the 2002 First Quarter as compared to $4.0 million, or 4% of our total revenues, during the 2001 First Quarter.

          NETWORK OPERATING COSTS. Network operating costs, excluding non-cash stock compensation expense, increased 6% from $61.3 million for the 2001 First Quarter to $65.2 million for the 2002 First Quarter. This increase of approximately $3.9 million was due primarily to the increased costs in our Nationwide Data Platform business in the 2002 First Quarter as compared to the 2001 First Quarter. The detailed components of the network operating costs increase are $7.6 million in direct costs associated with providing on-network services, resale services, leasing unbundled network element services and operating lease payments, $500,000 in personnel costs and $200,000 in facility costs, which were partially offset by decreases of $1.3 million in network support services, $2.8 million in consulting and professional services costs and $300,000 in telecommunications costs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-cash stock compensation expense, decreased 37% from $49.0 million for the 2001 First Quarter to $30.9 million in the 2002 First Quarter. This decrease of approximately $18.1 million consists of the following detailed components: $3.3 million in personnel costs, $800,000 in telecommunications costs, $700,000 in consulting and professional services costs, $700,000 in travel and entertainment, $500,000 in facility costs and $12.1 million in other selling, general and administrative costs.

        STOCK COMPENSATION. Stock compensation, a non-cash item, increased from an aggregate credit of $63.4 million in the 2001 First Quarter to zero for the 2002 First Quarter. There is no charge/(credit) to stock compensation expense in the 2002 First Quarter even though there was a decrease in the stock price since December 31, 2001 because the previously recognized compensation expense had been fully reversed as of December 31, 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 82% from $32.6 million for the 2001 First Quarter to $59.2 million for the 2002 First Quarter. This increase is attributable to the fact that our Nationwide Data Platform business entered into two long-term fixed price contracts after the first quarter of 2001 that utilize equipment which is being depreciated in the 2002 First Quarter but was not implemented during the 2001 First Quarter. In addition, another long-term fixed price contract was only partially implemented during the 2001 First Quarter, but was implemented for the entire 2002 First Quarter.

         RESTRUCTURING CHARGE. In connection with the restructuring of our Tier III Markets business in the 2002 First Quarter (see "-Overview" above), we recorded a charge of approximately $12.3 million, substantially all of which is comprised of cash items. The components of the restructuring charge are approximately $8.4 million for underutilized real estate and approximately $3.9 million for severance and outplacement costs.

        OTHER INCOME. In February 2002, we sold our fiber-optic networks and related assets in two of our Tier III markets for a net gain of approximately $4.9 million. As permitted by the terms of the May 2002 Amendment, we intend to use these net proceeds for working capital and to fund operations.

        INTEREST INCOME. Interest income decreased from $2.5 million in the 2001 First Quarter to $500,000 in the 2002 First Quarter. This decrease is due primarily to smaller average cash, cash equivalents and restricted cash balances during the 2002 First Quarter as compared to the 2001 First Quarter, as well as lower interest rates during the 2002 First Quarter.

        INTEREST EXPENSE. Interest expense increased from $43.1 million in the 2001 First Quarter to $48.1 million in the 2002 First Quarter. Of this increase, $9.4 million was due to the financing of our Internet infrastructure equipment for our Nationwide Data Platform business and $4.8 million was attributable to unfavorable positions in our interest rate swap agreements. In addition, we capitalized interest of $900,000 related to network construction projects during the 2001 First Quarter versus no capitalized interest during the 2002 First Quarter. These increases were partially offset by reductions in interest expense of $6.2 million under the Amended Senior Secured Credit Facility as the result of lower interest rates and $3.9 million on our Senior Discount Notes as a result of the repurchase of a portion of those notes.

        NET LOSS BEFORE EXTRAORDINARY ITEM. For the reasons stated above, net loss before extraordinary item increased from $23.3 million for the 2001 First Quarter to $71.4 million for the 2002 First Quarter.

CRITICAL ACCOUNTING POLICIES

        Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that of our significant accounting policies the following involve a higher degree of judgment and complexity, and are therefore considered critical.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("Statement 144"), which supersedes both FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("Statement 121") and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS -- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). We have adopted Statement 144 beginning with the quarter ending March 31, 2002. Our management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

CERTAIN RELATED PARTY TRANSACTIONS

        Pursuant to an arrangement between us and KNT, a company independently owned by Harold N. Kamine and Nassau Capital, two of our principal stockholders, in June 2000, we transferred substantially all of the employees of our construction division to KNT. KNT was initially funded via a contribution of equity from Mr. Kamine and Nassau Capital to pursue third party network construction and related contracts. KNT provided construction and maintenance services to us and was being reimbursed for all of the direct costs of these activities. In addition, we funded substantially all of KNT's general overhead and administrative costs at an amount not to exceed $15.0 million per annum.

        In February 2002, we entered into a termination agreement with KNT to terminate this arrangement. During the first quarter of 2002, substantially all of KNT's employees were either terminated or transferred back to us and the activities of KNT substantially ceased. Amounts paid to KNT during the three months ended March 31, 2002 related to this arrangement amounted to $5.9 million, of which $679,000 was for network related construction and was capitalized into networks and equipment, $3.9 million was expensed as general and administrative costs and $1.3 million was expensed as direct maintenance costs.

         In addition to services contracted with KNT, we also contracted services from Pretel Network Services Corporation, a wholly owned subsidiary of KNT and a former vendor of ours prior to its acquisition by KNT in June 2000. Amounts paid to Pretel during the three months ended March 31, 2002 were $587,000, of which $35,000 was capitalized as plant construction costs and $552,000 was expensed as plant maintenance costs.

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

        We had deficits in working capital and nonredeemable equity of $109.2 million and $1.1 billion, respectively, at March 31, 2002. In an effort to preserve liquidity, we began to implement a significant further restructuring of our Tier III Markets business in the first quarter of 2002. This restructuring is intended to centralize many of the general and administrative activities that were previously performed in each city to fewer locations, to reorganize our sales force, to reduce the number of other operating personnel and to significantly reduce our Tier III Markets business capital expenditures. We expect that this restructuring will result in a headcount reduction of approximately 41% of our Tier III Markets business workforce and the elimination or sublease of underutilized facilities. Although we expect that this restructuring will result in a reduction in revenue growth as the result of lower capital expenditures, we also believe that, through significant cost savings, adjusted EBITDA from our Tier III markets will increase. We anticipate that we will begin to see the cost saving effects of this plan in the second quarter of 2002. In addition, we will continue to look for efficiencies within the Tier III Markets business to improve cash flow from operations.

        In May 2002, we further amended the Amended Senior Secured Credit Facility (the "May 2002 Amendment"). The aggregate amount of the facility remains at $700.0 million. As of the effective date of the May 2002 Amendment, approximately $37.9 million of the facility is unused, $35.1 million of which is available for the purchase of telecommunications equipment and working capital and $2.8 million of which is available for letter of credit obligations. In connection with the May 2002 Amendment, the lenders also waived failures by the borrowers to comply with certain covenants and amended certain financial covenants to make them less restrictive. In addition, certain lenders have agreed to defer payment of at least $26.0 million of the principal payment otherwise due April 1, 2003 to June 30, 2003 in exchange for $43.0 million principal amount at maturity of the Senior Discount Notes purchased by us and 15% of any additional Notes purchased by us and our subsidiaries. The May 2002 Amendment also provides us with access to the proceeds of the sale in February 2002 of two Tier III market networks. We anticipate that on a longer term basis, it will be necessary for us to discuss with our senior lenders a further extension of both the principal and interest repayment terms to a level achievable by us or to reduce our overall level of debt through either a recapitalization, future sales of assets or a combination thereof.

        Our Nationwide Data Platform business is concentrated, with Qwest comprising approximately 98% of the DS-0 equivalents under contract for this business segment and 61% of our total company revenue for the three months ended March 31, 2002. Furthermore, we are wholly dependent upon payment of monthly fees under the agreements with this customer to fund the monthly debt service payments on the debt incurred to finance the related equipment, as discussed below. In recent months, Qwest has reported that continuing weakness in both the telecommunications industry and the economy in its local service area has negatively impacted its operating results and liquidity. In addition, Qwest has reported that it is under review by regulatory authorities and others concerning certain of its accounting policies and financial reporting practices. Further, in late May 2002, the credit rating agencies reclassified Qwest's debt to below investment grade. Any failure by this customer to make the contracted payments would have a material adverse effect upon us and our operations.

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

        As of May 13, 2002, we had $654.9 million of indebtedness outstanding under the Amended Senior Secured Credit Facility and an aggregate of $583.8 million of indebtedness outstanding under the combined KMC Funding V Monetization, KMC Funding Monetization, KMC Funding VIII Financing and KMC Funding IX Monetization. The undrawn portion of our $700.0 million Amended Senior Secured Credit Facility as of May 13, 2002 was $45.1 million. However, $10.0 million is reserved for letter of credit obligations. The remaining availability may be used for telecommunications products or other corporate purposes. The KMC Funding V Monetization, KMC Funding Monetization, KMC Funding VIII Financing and KMC Funding IX Monetization were all fully drawn at that date.

        Net cash used in financing and operating activities was $49.8 million and our net cash provided by investing activities was $34.8 million for the three months ended March 31, 2002.

        We made capital expenditures of $217.3 million in the 2001 First Quarter versus, $4.6 million in the 2002 First Quarter. Of the total capital expenditures for the 2001 and 2002 First Quarters $12.2 million and $1.1 million, respectively, related to our Tier III Markets business segment and $205.1 million and $3.5 million, respectively, related to our Nationwide Data Platform business segment. As of March 31, 2002, we had outstanding purchase commitments aggregating approximately $13.8 million related to the purchase of fiber optic cable and telecommunications equipment as well as other obligations under our agreements with certain suppliers and service providers. We currently anticipate capital expenditures to be approximately $25.0 million for the Tier III Markets business for 2002. It is our intention that capital expenditures for the Nationwide Data Platform business will be financed separately and therefore will not affect our current liquidity position. The majority of the Tier III Market expenditures are expected to be made for network expansion to facilitate the offering of our services. We expect to continue to incur operating losses while we expand our business and build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the nature of future expansion and acquisition opportunities and factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

        We believe that our existing cash balances, marketable securities, borrowings reasonably anticipated to be available under the Amended Senior Secured Credit Facility and anticipated funds from operations will be sufficient to meet our liquidity needs to fund operations and capital expenditure requirements under our current business plan into the second quarter of 2003. Our ability to remain liquid into the second quarter of 2003 is predicated upon
(i) continued access to available borrowings and cash generated from the February 2002 sales of two of our Tier III market networks, (ii) increased sales in our Tier III Markets business, combined with the successful implementation of the cost controls and gross margin improvements that are a part of the restructuring of our Tier III Markets business discussed above,
(iii) our ability to secure additional multi-year contracts with a variety of wholesale, data and carrier customers for our Nationwide Data Platform business, which we are currently pursuing with a number of potential customers and (iv) our ability to finance new data services contracts or extensions of existing data services contracts which we may be able to obtain. We can give no assurance that we will be able to achieve any of the predicates listed above.

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

        During the first quarter of 2002, we used $4.2 million of cash to purchase $98.9 million principal amount at maturity of Senior Discount Notes. After giving effect to the transfer of $43.0 million principal amount at maturity to certain lenders under the Amended Senior Secured Credit Facility, as described below, we recognized a net gain of approximately $46.3 million. In addition, we used $4.8 million to acquire options from Dresdner Kleinwort Capital to repurchase $78.6 million principal amount of Senior Notes. We exercised our option to repurchase the Senior Notes in the second quarter of 2002 for a nominal fee.

         In connection with the May 2002 Amendment, we agreed to transfer $43.0 million principal amount at maturity of Senior Discount Notes held by us and 15% of any additional notes purchased by us to those lenders who agree to defer to June 30, 2003, the payment of principal under the Amended Senior Secured Credit Facility scheduled to occur April 1, 2003. During the second quarter of 2002, we used $5.4 million to repurchase $67.2 million principal amount of Senior Notes, of which $10.1 million will be transferred to the deferring Lenders. We expect to record an aggregate gain, in the second quarter of 2002, of approximately $122.0 million on the Senior Note repurchases discussed above. The cost of acquiring the $43.0 million of Senior Discount Notes to be transferred to the deferring Lenders, approximately $1.8 million, will be charged to expense in the second quarter of 2002.

         The repurchased notes and options (other than those transferred to deferring Lenders as described above) are held by one of our subsidiaries and have been pledged as additional collateral to, and may be voted by, the lenders under the Amended Senior Secured Credit Facility. The pledge does not constitute a reissuance of the pledged notes and does not obligate us to make any of the scheduled payments of principal or interest on the pledged notes. However, if there is a default under the Amended Senior Secured Credit Facility and the lenders have either (i) accelerated the amounts due under the Amended

Senior Secured Credit Facility or (ii) exercised their rights under the pledge agreement, then any principal or interest payments thereafter due under the pledged notes would be payable to the lenders in accordance with the terms of the pledged notes, to be applied against our obligations under the Amended Senior Secured Credit Facility. In accordance with an agreement with the lenders, we have a limited amount of cash available to repurchase additional notes. As of May 2002, we and our affiliates own approximately 64% of the original principal amount at maturity of the Senior Discount Notes and 81% of the principal amount of the Senior Notes.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        The following summarizes our contractual obligations at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):



                                                        PAYMENTS DUE BY PERIOD
                             -----------------------------------------------------------------------
                                                                                        2005 and
                                Total          2002           2003          2004         beyond
                             -----------------------------------------------------------------------
Principal repayments of
  debt obligations           $1,734,265       $125,726      $262,038       $313,997    $1,032,504
Operating Leases                 49,714          6,494         7,860          7,367        27,993
Standby letters of credit         7,225          7,225             -              -             -
                             ----------       --------      --------       --------    ----------
                             $1,791,204       $139,445      $269,898       $321,364    $1,060,497
                             ==========       ========      ========       ========    ==========



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

        The following table provides information about our significant financial instruments that are sensitive to changes in interest rates (in millions):



                                 Fair
                               Value on                   Future Principal Payments
                               March 31,  -------------------------------------------------------
                                 2002      2002     2003      2004     2005    2006   Thereafter   Total
                               ---------  ------   ------    ------   ------  ------ ------------ -------
Long-Term Debt:
  Fixed Rate:
    Senior Discount Notes,
     interest payable at
     12 1/2%, maturing 2008...  $  9.6    $   -    $   -     $   -    $   -   $    -     $ 194.9  $  194.9
    Senior Notes, interest
     payable at 13 1/2%,
     maturing 2009.........       12.2        -        -         -        -        -       275.0     275.0
    KMC Funding
     Monetization, interest
     payable at 7.34%,
     maturing 2005.........       83.1     52.5     74.7      80.4     57.0        -           -     264.6
    KMC Funding V
     Monetization, interest
     payable at 6.77%,
     maturing 2004.........       64.1     45.1     65.0      58.7        -        -           -     168.8
    KMC Funding VIII
     Financing, interest
     payable at 6.19%,
     maturing 2005.........       20.3     13.5     18.9      20.1     12.3        -           -      64.8
    KMC Funding IX
     Monetization, interest
     payable at 8.49%,
     maturing 2006.........       28.0     14.5     21.5      23.9     26.7     24.7           -     111.3
  Variable Rate:
    Amended Senior Secured
     Credit Facility,
     interest variable
     (7.48% at March 31,
     2002)(a) .............      654.9        -     81.9     131.0   163.7     180.1        98.2     654.9
                               -------  -------  -------   -------  ------    ------      ------  --------
Interest Rate swaps:
    Variable rate for fixed
     rate..................       25.8        -        -         -       -         -           -         -
                               -------  -------  -------   -------  ------    ------      ------  --------
       Total...............    $ 898.0  $ 125.6  $ 262.0   $ 314.1  $259.7    $204.8      $568.1  $1,734.3
                               =======  =======  =======   =======  ======    ======      ======  ========


----------------
(a) Interest is based on a variable rate, which at our option, is determined by either a base rate or LIBOR, plus, in each case, a specified margin

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
        -----------------

        Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
        -----------------------------------------

        (a)    Not Applicable.

        (b)    Not Applicable.

        (c) On January 15, 2002, the Company granted options to purchase an aggregate of 15,000 shares of common stock to an executive officer of the Company under the 1998 Stock Purchase and Option Plan for Key Employees of KMC Telecom Holdings, Inc. and Affiliates. No consideration was received by the Company for the issuance of the options. The options to purchase these shares are exercisable at an exercise price of $75 per share. The issuance of the options was made in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of that Act, on the basis that the transaction did not involve a public offering.

               On March 31, 2002, the Company became obligated to issue warrants to purchase an aggregate of 166,542 shares of common stock to the lenders under the Company's Amended Senior Secured Credit Facility. No consideration will be received by the Company for issuance of the warrants. The warrants are exercisable at an exercise price of $0.01 per share. The issuance of the warrants will be made in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of that Act, on the basis that the transaction does not involve a public offering. The Warrant Agreement pursuant to which the warrants will be issued imposes substantial restrictions upon the transfer of the warrants and any shares of common stock which may be issued upon exercise thereof and the certificates representing the securities will be legended to that effect.

        (d)       Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        -------------------------------

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

        Not Applicable.

ITEM 5. OTHER INFORMATION.
        -----------------

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        --------------------------------

        (a)    EXHIBITS

               None

        (b)    REPORTS ON FORM 8-K

               On March 3, 2002, the Company filed a Current Report on Form 8-K reporting in Item 5 thereof certain information with respect to certain recent developments in connection with the Company's business.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June 3, 2002


                                    KMC TELECOM HOLDINGS, INC.
                                            (Registrant)


                                    By: /S/ WILLIAM F. LENAHAN
                                       ------------------------------
                                    William F. Lenahan
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    By: /S/ WILLIAM H. STEWART
                                       ------------------------------
                                    William H. Stewart
                                    Chief Financial Officer
                                    (Principal Financial Officer)